Form 10-K
SUNSTATES CORP /DE/
filed 1995-03-31
CIK 103575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549



                                 Form 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                   EXCHANGE ACT  OF 1934

           For the fiscal year ended December 31, 1994

                                  OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

                    Commission File No. 1-5300

                        Sunstates Corporation
            (Exact name of registrant as specified in its charter)

        Delaware                                           22-1664434
        (State or other jurisdiction                        (I.R.S.
     of incorporation of organization)            Employer Identification No.)


    4600 Marriott Drive, Raleigh, North Carolina               27612
    (Address of principal executive offices)                 (Zip Code)

   Registrant's telephone number, including area code    (919) 781-5611

         Securities registered pursuant to Section 12(b) of the Act:

$3.75 Cumulative Preferred Stock, $25 Par Value         Nasdaq Stock Market
Common Stock, $.33 1/3 Par Value                        Nasdaq Stock Market
      (Title of Class)

       Securities registered pursuant to Section 12(g) of the Act:

       Class B Accumulating Convertible Stock, $.10 Par Value
               Class E Preferred Stock, $.10 Par Value
                          (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K.   [X]

As of March 14, 1995, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was $4,036,442.


        As of March 14, 1995, the Registrant had outstanding:

         Common Stock, $.33 1/3 Par Value - 782,422 shares

   Class B Accumulating Convertible Stock, $.10 Par Value - 69,741 shares

                DOCUMENTS INCORPORATED BY REFERENCE
                               (None)


			      PART I



Item 1.  BUSINESS

		 General Development of Business


    The Company is the result of the merger in 1988 of the former Sunstates Corporation, a real estate and insurance conglomerate, with Acton Corporation, an owner and operator of cable television systems. The merger was accounted for as a reverse acquisition: the surviving legal entity having the name and corporate attributes of Acton Corporation but the financial accounting and tax attributes of Sunstates Corporation. Appropriate changes in the capital structure were made to accommodate the various classes of stock of both corporations. With the disposition of the last cable television system (see discussion below), none of the assets of the former cable television operation remain. At the Company's Annual Shareholders' Meeting on December 13, 1993, the shareholders approved the changing of the Company's name to Sunstates Corporation, effective January 1, 1994, in recognition of the fact that the name of Acton Corporation was associated with its cable television operations.

  Sunstates Corporation (herein referred to as "Sunstates" or the "Company", which reference shall include subsidiaries) is a majority-owned subsidiary of Wisconsin Real Estate Investment Trust ("WREIT") and WREIT in turn is a direct and indirect majority-owned subsidiary of the following companies: Hickory Furniture Company ("Hickory"), Telco Capital Corporation ("Telco") and RDIS Corporation ("RDIS"), formerly Libco Corporation.

  On January 17, 1989, Sunstates acquired from Hickory, for a cash payment of $2,000,000, a 99% ownership interest in Sew Simple Systems, Inc. ("Sew Simple"), a designer and manufacturer of automated textile machinery located in Fountain Inn, South Carolina. The results of operations of Sew Simple since January 1, 1989 are included in the Consolidated Statement of Operations. The Stock Purchase Agreement provided that if Hickory should find a buyer for Sew Simple prior to the expiration of the Agreement, then Hickory would be entitled to additional amounts based upon the excess, if any, of the sales price over an escalating amount specified in the contract, which, as of April 13, 1992, was approximately $3.4 million (the Rights). On April 13, 1992, Sunstates acquired from Hickory its remaining 1% ownership and its Rights under the Stock Purchase Agreement for approximately $13.6 million (see Note 1 of the Notes to Consolidated Financial Statements). The consideration given by Sunstates included the assignment of approximately $12 million previously due to Sunstates from Hickory and other affiliates plus a note payable for approximately $1.6 million.

  On June 21, 1990, Hickory White Company ("Hickory White"), a wholly-owned subsidiary of Sunstates, completed the purchase of Hickory's furniture manufacturing assets for $44,500,000 plus the assumption of related operating liabilities and transaction costs. The consideration given by Hickory White was composed of cash of $25,315,740 (of which $20,623,807 was borrowed from a major bank pursuant to a Credit Agreement), the assignment of amounts previously due from Hickory totalling $11,257,935 and the assignment of $7,926,325 in Increasing Rate Notes, including accrued interest, due from Hickory Furniture Group, Inc., a wholly-owned subsidiary of Hickory. The operating results of Hickory White are included in the Consolidated Statement of Operations from the date of acquisition.

  Alba-Waldensian, Inc. ("Alba"), a manufacturer of women's hosiery and pantyhose, women's casual hosiery products, women's intimate apparel, men's hosiery, medical specialty products and warp knit products located in Valdese, N. C., had been an investee of the Company accounted for utilizing the equity method of accounting since May, 1987. Effective June 30, 1993, Alba became a 50.1% owned subsidiary of the Company's insurance subsidiary, and accordingly, the financial statements of Alba have been consolidated in the accompanying financial statements since that date. Prior to June 30, 1993, the Company's share of Alba's earnings, which averaged 49.9% during the six months ended June 30, 1993, and the year ended December 31, 1992, was reported as equity in earnings of affiliates in the Consolidated Statement of Operations.

  On December 30, 1993, the Company sold its sole remaining cable television system comprised of approximately 44,000 subscribers located in Anne Arundel County, Maryland resulting in after-tax net income of $46,565,847. With the sale of its sole remaining cable television system, the Company is no longer engaged in the cable television business. Accordingly, the Company has presented its cable television segment as a discontinued operation in the financial statements presented in Item #8 of this Report. Prior year's statements have been reclassified to remove the operations of the cable television segment from income from continuing operations and the net assets and liabilities have been presented on a single line in the prior years' balance sheets.

	   Financial Information About Industry Segments

  Sunstates operates in four principal industries; insurance, manufacturing, real estate and, prior to December 30, 1993, cable television. See Note 14 of Notes to Consolidated Financial Statements contained in Item 8 of this report for information regarding Sunstates' operations in these industry segments.

		Narrative Description of Business

  Sunstates has been engaged in the development, sale and management of real estate and in the property and casualty insurance business for each of the last five years. It has also been engaged in the cable television business from May 4, 1988 through December 30, 1993, in the manufacture of automated textile machinery since January 17, 1989, in the manufacture of furniture since June 21, 1990, in the manufacture of military footwear since September 30, 1990, and the manufacture of textile apparel since June 30, 1993. Sunstates conducts its business primarily through the following subsidiaries:

  Normandy Insurance Agency, Inc., an Illinois corporation engaged in property and casualty insurance through its wholly-owned subsidiaries, principally, Coronet Insurance Company ("Coronet").
  Hickory White Company, a North Carolina corporation engaged in the manufacture of high end home furnishing products encompassing a broad selection of traditional and transitional wood and upholstered lines with five production facilities located in Hickory and High Point, North Carolina.

  Alba-Waldensian, Inc., a Delaware corporation engaged in the manufacture of women's hosiery and pantyhose, women's casual hosiery products, women's intimate apparel, men's hosiery, medical specialty products and warp knit products located in Valdese, N. C.

  Wellco Enterprises, Inc., a North Carolina corporation engaged in the manufacturing of military footwear in Waynesville, N. C. with additional production facilities in Puerto Rico.

Sew Simple Systems, Inc., a South Carolina corporation engaged in the design and manufacture of automated textile machinery.

  Sunstates Realty Group, Inc., Sunstates Equities, Inc., and Pensacola Holding Corp., Florida corporations engaged in the development of income-producing properties for sale to others. Their primary activities are in the states of North Carolina, Virginia and Florida.

  National Development Company, Inc., a Texas corporation engaged in the development and sale of recreational and second home resort lots, primarily in the states of Missouri, Tennessee and Oklahoma.

  The Springs, Inc., a Wisconsin corporation, engaged in the operation of a luxury hotel and golf resort and the development of residential lots and multi-family units in Spring Green, Wisconsin.

			Insurance Operations

  Operations in the insurance segment include the providing of property and casualty insurance, primarily confined to the writing of full coverage non-standard automobile insurance. During 1994, Coronet's gross writings were 75% classified as auto liability, and 25% as auto physical damage. Illinois premiums account for 48% of the business;
Arizona, 22%; Tennessee, 7%; Ohio 6%; Nevada, 8%; and all others, 9%.

  Coronet generally writes minimum statutory limits of liability coverage under policies with terms up to one year. Coronet's customers are typically located in large urban areas and are drivers with a record of accidents or violations thereby making it difficult for them to obtain coverage from insurance companies not specializing in the non-standard automobile business. Types of coverage provided include both physical damage (collision and comprehensive), which has a relatively short payout pattern, as well as liability (bodily injury and property damage) which customarily has a longer payout pattern. Coverage written in excess of amounts which management deems reasonable to retain in relation to surplus are reinsured with other insurance companies.

  Normandy and Coronet were both incorporated in Illinois in December, 1962 and commenced business on April 5, 1963 under the Illinois Insurance Code. Coronet is licensed to transact business in Alabama, Arizona, Arkansas, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kentucky, Minnesota, Mississippi, Missouri, Montana, Nevada, New Mexico, Ohio, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin and Wyoming.

Coronet Insurance Company operates three wholly-owned full line property and casualty insurance subsidiaries; National Assurance Indemnity Company ("NAIC"), Casualty Insurance Company of Florida ("CIC Florida") and Crown Casualty Company ("Crown"). NAIC was incorporated in Illinois on April 19, 1988, commenced business on June 21, 1988, and is licensed only in the State of Illinois. During 1992, NAIC began writing non-standard auto insurance at rates different than Coronet. CIC Florida was incorporated in Florida on April 3, 1990, commenced business on April 26, 1990 and is licensed only in the State of Florida. CIC Florida began writing business in February, 1994. Crown, a wholly-owned subsidiary of NAIC, was incorporated in the State of Illinois on March 23, 1990, commenced business on January 11, 1991, and is licensed only in the State of Illinois. On November 30, 1992, Coronet ceded 100% of the unearned premiums on its auto business lines as of that date to NAIC (75%) and Crown(25%). A reinsurance agreement provides that effective December 1, 1992, Coronet will cede 27% of its new auto business on the programs existing at that time to NAIC (20%) and Crown (7%). On December 31, 1994, Casualty Insurance Company of Georgia, formerly a wholly owned subsidiary of NAIC, was merged into Coronet Insurance Company.

  Coronet operates in Illinois through numerous independent agencies who in turn deal with the retail customer. Liability and physical damage claims are adjusted by the home office staff. Written premiums in Illinois were $23,426,000 in 1994 compared to $19,515,000 in 1993, and $ 25,690,411, in 1992. The decrease in 1993 was primarily the result of program changes instituted by new management during 1993 that were not well received by certain major Illinois producers. During the latter part of 1993 and throughout 1994, Coronet has addressed the issues raised by the producers so as to regain the lost volume. In addition, Coronet has signed up additional producers, and developed new marketing programs in 1994.

  Florida, Georgia, Tennessee, Arizona and Nevada business is obtained through managing general agency agreements. Subject to rules, regulations and rates promulgated by the Company, the agents are responsible for the production and issuance of policies. Claims have been handled by the same agents subject to separate agreements until late December 1993, at which time the Georgia claims were transferred to Coronet's Tampa claims office. Coronet personnel have conducted regular underwriting and claims audits in the offices of the agents.

  As of October 1, 1991, laws materially affecting automobile insurance changed in Georgia. These changes have resulted in lower penetration of the marketplace and a decision was made to stop accepting new business in August 1993. As a result of these matters, premium volume declined to $61,769, $2,928,068 and $6,804,681, for the years of 1994, 1993 and 1992, respectively, as compared
$13,717,709 in 1991.

  Based on a review of the Arizona marketplace and rates, a rate increase of 21.7% was made in April 1993, which resulted in volume decreasing to $10,693,777 in 1994 as compared to $12,454,787 in 1993 and to $33,092,807 in 1992.

  During 1993 and 1992, certain unprofitable programs were terminated. They include the termination in December 1993 of the Camelback reinsurance program which had written premiums of $4,800,000 in 1993 and $10,650,000 in 1992. Other programs which were terminated in late 1992 or early 1993 include the Kansas, Iowa, Kentucky and West Virginia programs, which had combined written premiums of $7,300,000 in 1992.

  Through the end of 1993, substantially all of the premiums produced in the states of Missouri and Ohio were produced under Managing General Agency agreements similar to the agreements used to procure the Georgia, Tennessee and Arizona business. All underwriting for these programs were done by the Managing General Agents. Substantially all of the claims handling function for these programs were transferred from the agents to Coronet's Chicago or Tampa claims offices during 1993. Coronet personnel have conducted regular underwriting and claims audits, if appropriate, in the offices of the agent.

  As the result of the factors and circumstances described above, Coronet has experienced a decline in written premiums from $131 million in 1991 to $119 million in 1992 to $57 million in 1993 and $48 million in 1994.

  Prior to December 30, 1994, Normandy owned 72% of Greater Heritage Corporation ("Heritage") which in turn owned Florida No-Fault Insurance Agency, Inc. ("Agency"), an insurance agency business in the State of Florida. The Agency was sold in August, 1989 at a price of $2,250,000 with an initial payment of $250,000 and a note of $2,000,000. The note carries an interest rate of prime plus 1%, with principal payments being amortized over a twelve year period and a balloon payment due August 1, 1997. The sale resulted in a gain of $1,121,674, which is being recognized as the payments under the note are received. Heritage has no other ongoing operations. The note which was acquired by Coronet at December 31, 1992, has a remaining balance of $1,291,491. On December 30, 1994, GHC was merged into a wholly-owned subsidiary of Normandy.

Competition

  The insurance industry is highly competitive and Coronet competes not only with other stock companies, many of which have substantially larger capital, but with mutual companies (which may have a competitive advantage because all profits accrue to policyholders), and with underwriters operating under insurance exchanges. Many other companies offer the lines of insurance which Coronet writes now or may write in the future. Many of these companies have been in business for long periods of time, have a much larger volume of business, offer more diversified lines of coverage and have far greater financial resources than Coronet.

  Coronet obtains its underwriting business in three ways: (i) through insurance agencies who in turn deal with the retail customer,
(ii) through managing general agents who in turn deal with smaller insurance agencies, and (iii) through reinsurance assumed agreements with other insurance companies. Assumed reinsurance business accounts for less than 10% of Coronet's business. Coronet does not directly market to retail customers. Primary competitive factors in particular markets are the premium rates for insurance coverage, commission rates offered to producers of underwriting business and the quality and responsiveness of services.

Investments

  Coronet may invest in numerous different types of investments as allowed under applicable insurance regulations (see "Regulation" below): including U. S. Government securities; bonds and other corporate debt instruments; stocks and stock market options; income-producing real estate and real estate mortgages; and, through ownership of certain Sunstates subsidiaries, other non-insurance operations of Sunstates. Under Coronet's investment policy, investments may be made in high yield, unrated or less than investment grade corporate debt securities when it is perceived that such an investment could produce yields sufficiently greater than those generated by investment grade securities. Investments in high yield, unrated or less than investment grade corporate debt securities have different risks than other investments in corporate debt securities rated investment grade and held by Coronet. Risk of loss upon default by the borrower is significantly greater with respect to such corporate debt securities than with other corporate debt securities because these issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. Coronet may from time to time utilize both market as well as issuer-specific call or put options for various investment reasons including reducing its portfolio's exposure to stock market volatility.

Regulation of Insurance Operations

  1. General. Coronet, NAIC and Crown are subject to statutory regulation and supervision by the Illinois Department of Insurance ("IDI") pursuant to the Illinois Insurance Code ("Insurance Code"). The IDI possesses broad administrative powers relating to such matters as licensing of insurance companies and their agents, approving policy forms, prescribing the nature of and limitations on investments, requiring the establishment of reserves, regulating trade practices, establishing the form and content of financial statements and reports, and reviewing the rates for insurance, among other matters. Coronet, NAIC and Crown are required to file detailed annual statements with IDI and its business and accounts are subject to periodic examination by IDI.

  CIC Florida is subject to statutory regulation and supervision by the Florida Department of Insurance which possess powers similar to those possessed by the Illinois Department of Insurance.

  2. Holding Company System Regulation. The Insurance Code requires registration and periodic reporting by insurance companies that are licensed in Illinois and that are part of an insurance holding company system. An "insurance holding company system" means two or more affiliated persons, as defined by the Insurance Code, one or more of whom is an insurer. Since Coronet is an indirect subsidiary of Sunstates, Coronet is subject to these regulations. Generally, Coronet is required to register with the Director of the IDI as a member of an insurance holding company system and to file an annual statement and make its books and records available for examination. Material transactions between Coronet and any other affiliate of Coronet, which includes RDIS, Telco, Hickory, WREIT and Sunstates are subject to disclosure and such transactions must be on terms that are fair and reasonable.

  3. Dividends. The Insurance Code permits the declaration and payment of dividends only out of earned, as distinguished from contributed, surplus, provided further that the remaining surplus is not less than the minimum original surplus required for it to transact business after payment of the dividend. The provisions of the Insurance Code pertaining to insurance company holding systems further restrict payment of any extraordinary dividend. Pursuant to this provision, Coronet will not be permitted to pay any extraordinary dividend or distribution unless the Director of IDI has received thirty days prior notice of the declaration and does not disapprove of such payment within that thirty day period. An extraordinary dividend or distribution is defined as one whose fair market value, together with other dividends within the preceding twelve months, exceeds the greater of (i) ten percent of surplus as regards policyholders as of the preceding December 31, or (ii) the net income from operations, as adjusted, for the twelve months ending on the preceding December 31.

  4. Acquisition of Control. The Insurance Code restricts the ability of any person to acquire control of Coronet or of any company that directly or indirectly controls Coronet (which includes RDIS, Telco, Hickory, WREIT and Sunstates) without prior regulatory approval. Pursuant to the Insurance Code, ownership, control or holding shareholders' proxies representing ten percent or more of the voting securities of Coronet, RDIS, Telco, Hickory, WREIT or Sunstates, will be presumed to constitute control unless rebutted by a showing made in the manner as the Director of IDI may provide by rule.

  5. Restrictions on Investments. The Insurance Code restricts investments of Coronet to those set forth in the Insurance Code. The Insurance Code requires any investment of Coronet to be authorized or ratified by the Board of Directors or by a committee thereof charged with the duty of supervising investments and loans. Among the type of investments permitted are obligations of the United States, states or political subdivisions of a state; revenue obligations of states or municipal public utilities; obligations of business corporations; obligations of not-for-profit corporations; non-demand obligations of financial institutions; common stock; preferred or guaranteed stock; equity or index put and call options (other than uncovered call options); savings and loan association deposits; income producing real estate; collateral loans; mortgages on real estate and mortgage pass-through securities as well as other permitted investments. The Insurance Code provides limitations for each category of investment as to the percentage of admitted assets or as to the percentage of surplus of Coronet which may be invested in each category. In addition, the Insurance Code provides limitations as to the percentage of admitted assets which may be invested in any one particular obligation or investment.

  6. Restriction on Rates. The Insurance Code, and similar statutes which govern Coronet in each jurisdiction in which it does business, sets forth standards with regard to the making and use of rates. The statutes require generally that the rates not be excessive or inadequate, nor can they be discriminatory. A rate will not be held to be excessive unless it is unreasonably high for the insurance provided and a reasonable degree of competition does not exist in the area with respect to the classification to which the rate is applicable. A rate will not be held inadequate unless it is unreasonably low for the insurance provided and continued use of the rate would endanger the solvency of Coronet. The statutes generally permit consideration to be given to past and prospective loss experience, to a reasonable margin for underwriting profit and contingencies and to past and prospective expenses.

  Every insurance company writing certain lines of insurance must file its rates and rating schedules with the appropriate governmental regulators. The filing must be made as often as the rates are changed or amended.

  The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses ("LAE") of Coronet. The liabilities for losses and LAE are determined using case-basis evaluations and statistical projections, including independent actuarial reviews, and represent estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. In estimating the ultimate net cost of unpaid claims and LAE the impact of inflation is implicitly considered. Coronet reduces its reserves for any estimated salvage or subrogation recoveries which may be realized in connection with settling unpaid claims. These estimates are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as necessary. Such adjustments, if any, are reflected in current operations.

  The accompanying tables present an analysis of losses and LAE. The following table provides a reconciliation of beginning and ending liability balances for 1994, 1993 and 1992. The tabular Analysis of Loss Adjustment and Loss Expense Development shows the development of the estimated liability for the ten years prior to 1994.


RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES:

                                                      								 1994               1993               1992

                                                        							      (Amounts in thousands)

Liability for losses and LAE at beginning of year           $  86,393            111,949              98,987
                                                 							       ------            -------              ------
Provision for losses and LAE for claims incurred
in the current year                                            41,733             64,271             109,000

Increase (decrease)  in estimated losses and LAE for
claims incurred in prior years                                 (5,891)             6,772               5,458
                                                 							        -----              -----               -----
                                                               35,842             71,043             114,458
                                                               ------             ------             -------
Losses and LAE payments for claims during:
The current year                                               22,280             33,395              48,053
Prior years                                                    37,274             63,204              53,443
                                                 							       ------             ------              ------

                                                 							       59,554             96,599             101,496
                                                 							       ------             ------             -------
Liability for losses and LAE at end of year                 $  62,681             86,393             111,949
                                                 							       ======             ======             =======



    The increase (decrease) in estimated losses and loss adjustment expenses for claims occurring in prior years, as shown in the preceding table, is due to settling case-basis reserves established in prior years at amounts other than originally expected.

    The anticipated effect of inflation is implicitly considered when estimating present liabilities for losses and LAE. Anticipated cost increases due to inflation are considered in estimating the ultimate claim costs. Average claim costs (severities) are projected based on historical trends adjusted for changes in underwriting standards, policy provisions and general economic trends. These trends are monitored based on actual development and are modified if necessary.

    The limits on risks retained by Coronet vary by type of policy. Risks in excess of the retention limits are reinsured.

    The following table presents the development of balance sheet liabilities for 1984 through 1994. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amounts of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to Coronet. The upper portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about each individual claim.

    The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1984 liability has developed a $662,000 deficiency over ten years. That amount has been reflected in income over the ten years and did not have a significant effect on income of any one year.

    The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, in connection with the accident year of 1985, Coronet had paid as of December 31, 1994, $23,491,000 of the currently estimated $23,660,000 of losses and LAE that had been incurred; thus, an estimated $169,000, net of salvage and subrogation receivable, remains to be paid as of the current financial statement date.

    In evaluating this information, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of redundancy related to losses settled in 1989, but incurred in 1983, will be included in the cumulative redundancy (or deficiency) amount for years 1984 through 1989. This table does not present accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.


Analysis of Loss Adjustment and Loss Expense Development:
(AMOUNTS IN THOUSANDS)

   Year Ended December 31,         1984     1985     1986     1987     1988     1989

Liability for unpaid losses and loss
  adjustment expenses            $22,439   21,441   31,487   51,751   69,352   80,779

Liability reestimated as of:
  One year later                  22,226   22,673   32,784   50,883   69,341   86,252
  Two years later                 22,791   23,060   33,296   51,659   71,275   83,830
  Three years later               23,169   23,735   33,850   53,829   69,589   82,881
  Four years later                23,664   23,994   35,077   53,040   67,703   82,741
  Five years later                23,653   24,441   34,865   51,659   67,438   83,753
  Six years later                 23,947   24,393   33,914   51,452   68,373
  Seven years later               23,590   23,834   33,563   51,668
  Eight years later               23,227   23,524   33,622
  Nine years later                23,063   23,660
  Ten years later                 23,101
                              				----------------------------------------------------
Cumulative redundancy (deficiency) ($662)  (2,219)  (2,135)      83      979   (2,974)
                              				----------------------------------------------------
Cumulative amount of liability paid through:
  One year later                   8,587    8,971   13,322   21,031   28,056   37,413
  Two years later                 13,709   13,640   18,950   31,622   42,827   57,305
  Three years later               16,976   16,265   23,391   38,639   53,212   67,951
  Four years later                18,689   18,543   26,640   43,848   59,019   75,922
  Five years later                20,129   20,298   29,586   47,143   64,053   78,918
  Six years later                 21,547   21,980   31,423   49,572   65,663
  Seven years later               22,383   22,882   32,579   50,444
  Eight years later               22,863   23,275   33,106
  Nine years later                23,038   23,491
  Ten years later                 23,101



Analysis of Loss Adjustment and Loss Expense Development:
(AMOUNTS IN THOUSANDS)

   Year Ended December 31,         1990     1991     1992     1993     1994

Liability for unpaid losses and loss
  adjustment expenses             93,760   98,987  111,949   86,393   62,681

Liability reestimated as of:
  One year later                  95,826  104,446  118,721   80,502
  Two years later                 97,233  109,242  115,009
  Three years later               98,273  110,063
  Four years later                99,100
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later
                               				---------------------------------------------
Cumulative redundancy (deficiency)(5,340) (11,076)  (3,060)   5,891
                               				---------------------------------------------
Cumulative amount of liability paid through:
  One year later                  47,909   53,444   63,203   37,274
  Two years later                 69,396   81,154   84,683
  Three years later               83,645   92,645
  Four years later                89,332
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later




		     Furniture Manufacturing

    Hickory White Company, through its four divisions, manufactures and retails wood furniture (also known as "casegoods") consisting of bedroom, dining room, and occasional pieces as well as upholstered furniture. Hickory White's furniture generally follows certain period styles from America, England, France, Italy and the Orient and is offered in numerous finishes. Recent introductions have also included contemporary and transitional designs. Designs are acquired from various independent designers on a retainer or royalty basis under agreements generally lasting five years.

    Casegoods are manufactured at the Company's residential manufacturing complex in Hickory, NC. Pricing generally falls in the upper-middle to upper price ranges, either as individual pieces or as a suite of furniture.

    The upholstery division also targets pricing in the upper-middle to upper price ranges, with products manufactured at the Company's upholstery plant in High Point, NC. Wood frame parts are made in an adjacent frame plant. Some frames are imported from Spain and Italy, and are finished and upholstered at the Company's plant.

    The Chaircraft Division, located in Bethlehem, NC, manufactures and markets occasional chairs and lounge seating which are sold to the contract, hospitality and health care markets. Their products are generally priced in the medium price ranges.

    The Retail Division consists of two factory outlet stores in Statesville and Burlington, North Carolina. These stores sell factory seconds, returns, showroom samples, discontinued lines, etc. to the general public.

    The following table shows the percentage of Hickory White's total sales (including periods prior to acquisition on June 21, 1990) from operations attributable to the sale of casegoods, upholstered furniture and occasional chairs\lounges during each of the periods set forth.


                                 						      Percentage of Total Sales
							                                              Year Ended
                                                      December 31,

    Division                                  1994        1993        1992       1991       1990

 Casegoods                                      67%         69%         68%        73%        75%
 Upholstery                                     15          15          15         13         13
 Occasional/lounge seating                      14          16          17         14         12
 Retail                                          4          --          --         --         --
                                   					       ---         ---         ---        ---        ---
                                   					       100%        100%        100%       100%       100%
                                   					       ===         ===         ===        ===        ===


Manufacturing Process, Raw Materials and Supplies

 Hickory White manufactures furniture by combining skilled craftsmanship with mechanized techniques. The blending of modern technology and skilled craftsmanship results in volume production without sacrificing quality. Prices of furniture pieces vary according to type and quality of wood used in the piece of furniture, detailed matching of veneers, quality of fabric (if upholstered), amount of hand work performed by the skilled craftsmen and time devoted to hand assembling and finishing the product.

 Materials and supplies used in the manufacture of Hickory White's product consists primarily of lumber, veneers, fabrics, finishing material and various types of hardware. With a few exceptions, such as mahogany lumber, these items are provided by domestic sources and are offered by a number of competing suppliers. Hickory White devotes significant attention to its production scheduling, adequacy of inventories of materials, and the orderly procurement of a steady flow of materials and supplies. This stability has been achieved without the necessity of entering into long-term purchase commitments. Consequently, while the furniture industry has occasionally experienced temporary shortages and increased costs of some of its raw materials, such occurrences have not had any significant effect on the preponderance of Hickory White's diversified line of products and management does not expect any significant effect in the future.

Marketing, Sales and Distribution

 Hickory White sells its products primarily to furniture retailers, showrooms and department stores. Furniture is also sold on a contract basis to customers other than furniture retailers such as hotels, motels, restaurants, offices, and retirement homes. Hickory White's products are principally sold in the United States, however, both the European Common Market and the Japanese Market have produced some sales to date. Although not currently significant, the volume in both of these markets is expected to increase in the future.

 Residential products are sold through 21 exclusive commissioned sales agents. In addition, 25 commissioned sales agents sell Hickory
White's products to the contract market and these representatives also sell the products of other companies.

 Hickory White maintains approximately 2,200 active customer accounts. No single customer accounted for more than 3% of consolidated net sales during the 1994 fiscal year.

 The percentages of consolidated net sales attributable to certain categories of purchasers during each of the last five years
(including periods prior to acquisition) are as follows:


                                                               Percentage of Total Sales

                                                                      Year Ended
                                                   								           December 31,

Products                                1994             1993            1992       1991           1990

Retail Furniture Stores                   71%              72%             74%        79%            76%
Wholesale Showrooms                        3                3               2          4              4
Department Stores                          5                5               4          3              5
Contract Furnishers                       15               17              17          9             10
Company Owned Outlets                      2               --              --         --             --
Other                                      4                3               3          5              5
                                   					 ---              ---             ---        ---            ---
Total                                    100%             100%            100%       100%           100%
                                   					 ===              ===             ===        ===            ===



Backlog

 Hickory White's unfilled customer orders (backlog) for furniture was approximately $7,339,000, $9,084,000 and $7,431,000 as of December 31,
1994, 1993 and 1992, respectively. Backlog is generally filled within three months.

Environmental and Other Regulation

 Hickory White believes it has complied with all federal, state and local environmental and regulatory requirements and in cooperation with its insurance carriers, conducts safety programs and makes capital improvements to reduce risks of injury to employees, loss of property and the correction of environmental problems.

 Hickory White is aware of the vast amount of activity pending on the federal, state and local levels which would require the expenditure of unknown amounts should the proposals be adopted. Proposals which have been advocated include but are not limited to: (a) further restrictions concerning the amount of wood dust particles in the work place, (b) increased control of permissible emissions such as smoke and finishing fumes into the environment, (c) further restrictions on flammability of upholstered furniture, (d) further restrictions on above ground and underground storage tanks and (e) bans on use of toxic substances.

 The furniture industry is working with various regulatory bodies in an effort to see that adequate protection can be provided to employees, communities and consumers without prohibitive costs to manufacturers. In the past, the voluntary efforts of the industry, (including Hickory White) and the cooperative efforts of the industry and regulatory agencies, have produced reasonable regulation, the cost of which has not been prohibitive.

Competition and Housing Industry Factors

 The furniture industry is highly competitive, with more than 2,000 manufacturers engaged in various phases of the industry. Although furniture manufactured by Hickory White is marketed primarily in the upper-middle to high price ranges, such furniture competes with other manufacturers' furniture in all price ranges. Many other competing furniture manufacturers have greater resources than Hickory White. Reputation, price, design and service constitute the principal methods of competition in the industry.

 Imports have become an increasing factor in the furniture market, primarily in wood furniture. The primary sources of imports include Taiwan, Korea, Canada and Europe. Imports from Europe are generally in the upper price range (above Hickory White) and are less competitive at the lower price points. Hickory White has been affected in a small way by imports from the Pacific rim.

 Competitive factors require that Hickory White and other industry members carry significant amounts of inventory in order to meet rapid delivery requirements of customers. Hickory White does not normally grant extended payment terms to customers, and it follows the normal practice in the industry of not permitting its customers to return merchandise unless the return is authorized.

 The furniture industry has traditionally benefitted from new housing construction. Although interest rates have increased during the past year, they are still within reach of most new homeowners. However, such increases have resulted in a decline in new housing starts.

Manufacturing Consolidation

 In early 1993 the Company closed its casegoods manufacturing operation in Mebane, NC which was the old White Furniture Company acquired in 1985. The shutdown was attributed to sagging demand for upper-end wood furniture, and to the Company's excess production capacity. Product lines previously manufactured in Mebane were transferred to the Hickory plant, and service to customers continued uninterrupted. (See "Management Discussion and Analysis" in Item 7. of Part II of this Annual Report for further information regarding this consolidation.)

			  Textile Apparel

  Alba manufactures and markets a variety of knitted apparel and health care products through four divisions, the Consumer Products Division, the Health Products Division, the Alba Direct Division and the Byford Apparel Division. In addition, Alba has created the AWI retail division to market products directly to the consumer.

Consumer Products Division

 Products manufactured and sold by this division include women's intimate apparel and women's hosiery products. Intimate apparel includes stretch bikinis, briefs and bodywear, as well as specially designed briefs for maternity wear. Women's hosiery products include sheer stockings, pantyhose, and trouser socks, primarily for large-size women and the maternity market.

 Alba has developed a process which makes it possible to knit bras, tank tops and body suits in seamless knitting equipment. This design technology, which has a patent pending, has allowed the company to significantly broaden its product offerings.

 Alba uses state of the art computer-controlled circular-knitting technology. In addition, a significant portion of Alba's consumer products, including its women's intimate apparel, are produced on fine gauge full-fashion knitting equipment. Such equipment produces apparel that management believes is better fitting, therefore more comfortable. Management believes that, due to the limited availability of such equipment, few companies have the ability to produce a significant volume of these full-fashioned products.

Health Products Division

 Products manufactured and sold by this division are designed to assist in healthcare. They include anti-emobolism stockings and pulsitate anti-embolism systems, an intermittent pneumatic compression device, both designed to improve circulation and reduce the incidence of deep vein thrombosis; sterile wound dressings such as presaturated gauze, petrolatum and xeroform gauze, non-adhering dressings and gauze strips; XX-Span dressing retainers, an extensible net tubing designed to hold dressing in place without the use of adhesive tape. All dressing products are used in wound care therapy, particularly the treatment of burns.

 Knitted stockinette is manufactured in a variety of sizes and used under fracture casts, and sterile packaged for use as a supplemental drape in surgical procedures. Heel and elbow pads are XX-Span(R) sleeves with an inner soft foam pad used to reduce pressure and the incidence of decubitus ulcers.

 Slip-resistant patient treads are knitted, soft patient footwear with slip-resistant soles to help prevent patient falls while keeping feet warm even while in bed. Knitted arm sleeves provide protection to the skin of patients with poor circulation. Blood filter sleeves are a component used in blood filtering systems manufactured by others. Mesh panties are inexpensive stretch pants used to hold maternity pads or incontinent pads in place.

Byford Apparel Division

 Byford imports and markets a broad range of better men's hosiery and sweaters. For the most part, Byford's socks are imported from the Byford mill in Leicester, England. The men's hosiery incorporates fully reciprocated and reinforced heels and toes. Sourcing for Byford sweaters is more broadly based , with products coming from Coats Viyella mills in the UK, mills in the Far East, and domestic sweater producers.

Alba Direct Division

 Alba Direct distributes products from the Consumer Products Division, Byford Apparel Division, and Health Products Division to the independent specialty retail class of trade via telemarketing. It is also the primary group responsible for building Alba's export business.

AWI Retail Division

 Alba Direct also has responsibility for an outlet store in Branson, Missouri, thereby providing entry into one of the fastest growing channels of distribution.

Methods of Distribution

 The Consumer Products Division markets its products directly to chain store organizations, which sell them under their own labels, and to several companies that market nationally advertised brands. Alba's products are sold throughout the United States through salaried and commissioned salesmen. Byford products are marketed primarily through men's specialty stores, both chain and independents. Products of the Health Products Division for use in hospitals are marketed to major distributors supported by Alba's commissioned sales
representatives.   These products are sold both  under private label
and under Alba's own Life Span(R)label. Alba Direct distributes branded Consumer Products and Health Products to the independent retail trade through telemarketing. Sales offices are located in Valdese, N.C. and in New York. Total expense for marketing and selling of all products from Alba's continuing operations was 10.0%
of sales in 1994, compared to 12.0% in 1993. The decrease from 1993 was mainly due to better cost control and the absence of incurred costs associated with a repackaging project and expenses related to the Leslie Fay(R) line.

Manufacturing

 From the 1920's to the 1940's, women's silk stockings were knitted to the shape of the leg on fine gauge full-fashion machines and were seamed up the back (because silk is an inelastic yarn). The introduction of stretch nylon yarn in the early 1950's made it feasible to knit seamless stockings and, later, pantyhose on tubular knitting machines. When this occurred, the industry considered fine gauge full-fashion knitting equipment obsolete and production of this equipment here and in Europe ceased. Much existing equipment was destroyed and none has been manufactured since. In the mid-1950's Alba developed a technique for producing stretch, one-size panty products for women on this full-fashion knitting equipment. After some years of marketing development, the stretch panty product became quite successful, and, subsequently, Alba began using the same equipment to produce children's leotards and, later, men's underwear. During 1989 and 1990, men's underwear, the remainder of the children's leotards and tights were discontinued. In past years, Alba sought and acquired significant number of fine gauge full-fashion knitting machines and also developed a substantial stock of spare parts. As a result, management believes that Alba now owns more fine gauge full-fashion knitting machines than any other manufacturer. Company technicians have developed the capability of rebuilding and refurbishing the equipment to meet new equipment efficiency and quality standards. Alba, through its training programs, has developed a corps of professional mechanics and knitters to continue efficient operation of these machines. Alba's present complement of equipment is more than sufficient to produce the volume of its present sales, and it can produce or has produced any machine parts required for continuing operation of these machines. The balance of Alba's products is manufactured on equipment generally available to the industry (even though some equipment is modified by Alba). Alba anticipates that capital expenditures for 1995 will be approximately $2,100,000 for the renovation of existing plant and equipment and for the purchase of new, more efficient knitting equipment.

Financial Information About Classes of Similar Products

 Alba is in a single line of business: manufacturing, processing and selling knitted products, consisting of several classes. The table below illustrates sales as a percentage of net dollar volume from continuing operations for each product class for each of Alba's last five years:



(%):                         1994           1993           1992           1991           1990

Women's Intimate Apparel     40.2           37.4           43.8           48.6           44.3
Men's Wear                    4.3            5.5            0.0            0.0            0.0
Women's Hosiery Products     17.4           19.2           19.1           15.7           19.0
Men's Hosiery                 7.9            7.3            1.0            1.2            9.7
Health Products              30.2           30.6           36.1           34.5           27.0
                     			     ----           ----           ----           ----           ----
                     			      100            100            100            100            100
                     			      ===            ===            ===            ===            ===


Discontinued products are eliminated for the purpose of this table. The remaining sales percentages of each class were restated after this elimination to represent sales of each class as a percentage of net dollar volume from continuing product lines.


New Products or Segments

     Alba maintains an active research and development department that continually evaluates new products and processes. Management also evaluates new products, business opportunities, and acquisitions on an on-going basis and could encounter a profitable situation which would require substantial investment in the future. Such an investment occurred in 1994 with the purchase of the pulsitate anti-embolism system from Baxter Healthcare Systems.

     On March 6, 1995, the Company's textile apparel manufacturing subsidiary (Alba) purchased the Balfour Health Care Division and manufacturing facility in Rockwood, Tennessee from Kayser-Roth Corporation for approximately $14.5 million, subject to post-closing adjustments. The acquisition of Balfour will add approximately $15 million in annual sales to Alba. Alba financed 100% of the acquisition price with a revolving loan agreement provided by a major bank.

Sources and Availability of Raw Materials

     The principal raw materials used by Alba in its manufacturing processes include various types of yarn, chemicals for dyeing and finishing and for impregnating medical products and packaging materials for all products. Alba acquires these materials from a number of sources and is not dependent on any one source for a significant amount of its raw materials. Alba anticipates no material change in either the availability or the cost of its raw materials.

Patents and Licenses

     The only material patents held by Alba are (1) for pantyhose with a terry crotch insert, which expired in 1992; (2) for a device used to warm wet dressings; and (3) for a process covering the manufacture of dressings. The latter two expire in 2002. Alba or its subsidiary, Pilot Research Corporation, holds numerous other patents that, because of obsolescence or other reasons, are not material to Alba's current operations. Alba licensed the No-Nonsense(R) trade mark in 1990 for an initial term of 3 years and seven months with renewal options after the expiration date. Management decided to terminate the license agreement at the end of 1993.

Working Capital

     Differences resulting from seasonal fluctuations have not been sufficient to materially affect Alba's working capital requirements. Alba sells merchandise on consignment only on a limited basis. Returns are permitted when the quality of merchandise sold is below acceptable standards or when an error in completing an order occurs. The number and amounts of returns during Fiscal 1994 did not have a material effect on working capital of Alba. Due to the various approaches to manufacturing and distribution used by the industry, Alba is not aware of any industry-wide norms relating to sale and delivery requirements. During Fiscal 1994 working capital was adversely affected by the purchase of inventory related to the pulsitate anti-embloism system from Baxter Healthcare. This purchase was financed through short term borrowings on a line of credit which will be converted to a long term note in 1995 with an amortization schedule of 5 years.

Significant Customers

     Major customers for Alba's products and their respective volume of sales for 1994, 1993 and 1992 are as follows:

			      1994                1993                1992

Baxter Health
Products Corporation      $12,902,722        $13,610,937         $11,074,280


     While the loss of Baxter Health Products Corporation would have a material adverse effect on the business of Alba, management believes that because of the number of departments within this company to which it sells, the loss of a material amount of sales is unlikely.

Backlog

     Alba's backlog of firm orders at December 31, 1994 was $2,173,893. A majority of Alba's orders are for delivery within 30 to 60 days. The backlog figures, therefore, are not normally indicative of orders for the remainder of the year.

Competition

     In addition to meeting the demands of the normal hosiery and intimate apparel markets, Alba specializes in producing garments for the hard-to-fit woman. Consumer products are sold on a private label basis through the nation's retail chains and national brands. Health care products for use in hospitals are marketed under private label to major distributors, supported by commissioned sales representatives. In addition, health care products for use in the home have been introduced under private label and under Alba's own Life Span(R)label. Byford products are primarily marketed under the Byford name. Alba encounters severe competition in the sale of its products from numerous competitors, a few of which are known to have larger sales and capital resources than Alba. Management is unable to estimate the number of Alba's competitors or its relative position among them. Alba believes that the principal methods of competition in the markets in which it competes include price, delivery, performance, service and the ability to bring to the market innovative products. Management believes that Alba is competitive with respect to these factors but is unable to identify specific positive and negative aspects of Alba's business pertaining to such factors.

Research and Development

     Alba reported that it spent $376,008, $340,663 and $187,000 for the years ended December 31, 1994, 1993 and 1992, respectively, in company-sponsored research and development projects through its wholly-owned subsidiary, Pilot Research Corporation and through Alba's Quality Control and Research and Development Department.

Environmental Regulations

     In the opinion of management, Alba and its subsidiaries are in substantial compliance with present federal, state and local regulations regarding the discharge of materials into the environment. Capital expenditures required to be made in order to achieve such compliance have had no material effect upon the earnings or competitive position of Alba or its subsidiaries. Management believes that continued compliance will require no material expenditures.

Government Regulation

     Alba is subject to various regulations relating to the maintenance of safe working conditions and manufacturing practices. In addition, certain of the products manufactured by the Health Products Division are subject to the requirements of the Food and Drug Administration with respect to environmentally controlled facilities. Alba believes that it is currently in compliance with all such regulations.



			Military Footwear

     A majority of Wellco's operations relate to military footwear, which involve the following activities:

Combat Boot Manufacturing

     Wellco's largest activity involves the manufacture and sale of military combat boots under firm fixed price contracts with the United States government. Boot products are the general issue all-leather boot, the hot weather boot and the desert boot, all manufactured using the government specified Direct Molded Sole ("DMS") process.

	   Military combat boot manufacturing activities in 1994 consisted of production and shipments against a three year contract awarded in 1993. When this contract was initially awarded, it was projected that shipments would be spread equally over three years, with the second and third years being from the award of contract options. However, actual consumption of combat boots during 1994 (first year) was less than projected, and resulted in the government's award in August, 1994 of the first option with a delivery time of sixteen months, one-third longer than the first year. This reduced the pairs of combat boots shipped in 1994, but the negative effect of this was somewhat offset by increased sales of equipment to non-military boot manufacturing customers and foreign military sales. The government has expressed their intent to also extend over sixteen months deliveries under the second option of this contract, at the end of which they are projecting the completion of their inventory reduction program.

Military Equipment and Technology

     Through a subsidiary (Ro-Search, Inc.) Wellco supplies certain equipment and technology under long-term agreements to U.S. combat boot manufacturers. The boot makers receive equipment, technology and service, and Wellco earns fees based on pairs produced. Equipment is either sold or leased to these customers.

Foreign Military Sales

     Ro-Search provides military footwear technology, technical assistance, training, equipment and materials to other countries. This may be through private companies who contract with their government, as is the practice in the U.S., or directly to the military who run their own factories. This activity can vary from year to year with the needs and financial resources of these customers. 1994 developments included the sale of additional equipment and materials to a long-term customer, the military of El Salvador.




Research and Development

     A significant research and development effort is required in order to maintain Ro-Search's leading position in military footwear technology. Ro-Search's own resources committed to such research and development are supplemented by contracts with various agencies of the Department of Defense. In 1994, Ro-Search completed development work for the U. S. Army's Research and Development Laboratories on improvements to the hot weather boot, which will soon be incorporated into boot production contracts. Wellco estimates that the cost of research and development varies from $50,000 to $300,000 per year, depending on the number of research projects and the specific needs of its customers.

Non-Military Footwear Activity

     Although much smaller than military activity, non-military footwear is also an important part of Wellco's business, which involve the following activities:

     Ro-Search provides, primarily under long-term licensing agreements, technical assistance for manufacturing commercial footwear to customers in the United States and abroad. Under these agreements licensees receive technology, services and assistance, and Ro-Search earns fees based primarily on the licensees' sales volume. In 1994, Ro-Search provided one of its oldest customers with a significant amount of new equipment, and sold equipment and started the installation process for one new customer.

     Ro-Search also has an ongoing business in the supply of European-made metal hardware for boots, such as hooks and speed lace loops and D-rings, and the related automated machinery for applying such hardware, to North American manufacturers of rugged footwear. The recent popularity of boots has significantly increased the sales of these items.

Government Military Boot Contracting Environment

     Bidding on contracts is open to any qualified U.S. manufacturer. In addition to meeting very stringent manufacturing and quality specifications, contractors are required to comply with precise delivery schedules and a significant investment in specialized equipment is required.

     Wellco usually competes on U. S. government contracts with three other companies, no one of which dominates the industry. Many factors affect the government's demand for combat boots and the quantity purchased can vary from year to year. Contractors cannot influence the government's combat boot needs. Price, quality and manufacturing efficiency are the areas emphasized by Wellco that strengthen its competitive position. Combat boots contract awards are presently based on negotiated-price directed awards.

     Government contracts are subject to partial or complete termination under the following circumstances:

     1. Convenience of the Government. The government's contracting officer has the authority to partially or completely terminate a contract for the convenience of the government only when it is in the government's interest to terminate. The contracting officer is responsible for negotiating a settlement with the contractor.

     2. Default of the Contractor. The government's contracting officer has the authority to partially or completely terminate a contract because of the contractor's actual or anticipated failure to perform his contractual obligations.

     Under certain circumstances occasioned by the egregious conduct of a contractor, contracts may be terminated and a contractor may be prohibited for a certain period of time from receiving government contracts. Wellco has never had a contract either partially or completely terminated.

Other Information

     Because domestic commercial footwear manufacturers are adversely affected by imports from low labor cost countries, Wellco targets its marketing of technology and assistance to military footwear manufacturers. Wellco competes against several other footwear construction methods commonly used for heavy-duty footwear with leather uppers. These methods include the Goodyear Welt construction, as well as boots bottomed by injection molding. These methods are used in work shoes, safety shoes, and hiking boots manufactured both in the U.S. and abroad for the commercial market. The Goodyear Welt method is also used for certain types of military boots, although not for the models manufactured by Wellco which are made only in the government specified Direct Molded Sole construction. Quality, service and reasonable manufacturing costs are the most important features used to market Wellco's technology, assistance and services.

     The backlog of all sales, not including license fees and rentals, as of December 31, 1994 was approximately $4,179,000 compared to $5,000,000 last year. This decrease is reflective of the U. S. government's awarding of the first option under the three year combat boot contract in two equal amounts, with the second half of that option not being awarded until the 1995 year. Substantially all of the current year backlog will be shipped by the end of 1995.

     Compliance with various existing governmental provisions relating to protection of the environment has not had a material effect on Wellco's capital expenditures, earnings or competitive position.

     Most of the raw materials used by Wellco can be obtained from at least two sources and are readily available. Because all materials in combat boots must meet rigid government specifications and because quality is the first priority, Wellco purchases most of its raw materials from vendors who provide the best materials at a reasonable cost. The loss of some vendors would cause some difficulty for the entire industry, but Wellco believes a suitable replacement could be found in a reasonably short period of time. Major raw materials include leathers, fabrics and chemicals, and by government regulation all are from manufacturers in the United States.



		 Textile Equipment Manufacturing

     On January 17, 1989, Sunstates acquired from Hickory, for a cash payment of $2,000,000, a 99% ownership interest in Sew Simple Systems, Inc. ("Sew Simple"), a designer and manufacturer of automated textile machinery located in Fountain Inn, South Carolina. The results of operations of Sew Simple since January 1, 1989 are included in the Consolidated Statements of Operations. The Stock Purchase Agreement provided that if Hickory should find a buyer for Sew Simple prior to the expiration of the Agreement, then Hickory would be entitled to additional amounts based upon the excess, if any, of the sales price over an escalating amount specified in the contract, which, as of April 13, 1992, was approximately $3.4 million (the Rights). On April 13, 1992, Sunstates acquired from Hickory its remaining 1% ownership and its Rights under the Stock Purchase Agreement for approximately $13.6 million (see Note 1 of the Notes to Consolidated Financial Statements). The consideration given by Sunstates included the assignment of approximately $12 million previously due to Sunstates from Hickory and other affiliates plus a note payable for approximately $1.6 million.

     Manufacturing operations began in 1968 with the development of a cloth cutting and hemming system known as an "Auto Casting System", which takes rolled material, measures, cuts, sews two ends with an overcast or purl stitch, trims, labels and stacks the finished product. Following later was the introduction of other machinery systems that automated folding hems on dishcloth materials, and for sewing cross hems and mitering corners of small towels.

     The success of these products led to the incorporation in South Carolina in 1972 of Sew Simple Systems, Inc. to address the growing need for automation of various textile product fabricating processes with a broader and more comprehensive product line. Sew Simple has developed and introduced a broad range of fully automatic machine systems for fabricating various textile products such as sheets, pillowcases, towels, washcloths, blankets, drapes, tablecloths, napkins, etc.

     Machines are built to meet a specific customer order and working capital is partially provided through the product's sales terms. Normally, 50% of the sales price is paid at the time of the order, 40% at the time the production of the machine is completed, with the final 10% paid upon installation in the customer's facility.

     Sew Simple has a product line of over 20 different machines used in the production of various textile products. During 1994, various quantities of seven different machine products were manufactured and shipped. The product mix in any year, however, is directly related to the product line expansion activities of the customers in that particular year and is not necessarily indicative of future product mix. Order backlog approximated five months at current production levels as of December 31, 1994, and four months as of December 31, 1993.

     Sew Simple's customers are primarily large domestic producers of finished textile products. Although 100.0% of machinery sales for 1994 were to eight customers, there is no dependence from year to year on any one customer. Due to the sales value of certain of Sew Simple's most popular machines ($475,000 to $675,000 each) a significant portion of annual sales volume may be to differing individual customers.

     During the past three years, overseas sales have, on a cumulative basis, represented less than 1% of total revenues. Sew Simple has focused its efforts on developing the domestic market for its newer machines, and in expanding its customer base for both existing and new machine products.

     Competition in the domestic marketplace exists in a limited number of Sew Simple's machine systems and even in those instances the competitors are principally foreign manufacturers who have difficulty effectively competing on price, quality, productivity and service.

     Most raw materials are readily available from numerous sources at competitive prices. Although certain more technologically advanced parts used in the production process are obtained from one or two primary suppliers, the success of Sew Simple's operations are not dependent upon those suppliers. Sew Simple believes that alternative sources for obtaining such parts are available with only minor design modifications being necessary to accommodate such alternative parts.

     Most of Sew Simple's machine systems incorporate the application and use of patented inventions. Current expiration dates of existing patents range from 1996 through 2009, with additional patents pending.

     Research and development activities are continually underway in connection with current product line and the development of new products. Sew Simple is currently dependent upon one individual, who has been employed by Sew Simple since 1976 and whose employment agreement continues until 1999, for the invention and development of new machines. Although the long-term prospects for continued success are dependent upon the development of new products, operations would not be materially impacted for a period of three to five years by the loss of this individual and Sew Simple believes that it could seek and obtain comparable research and developmental skills within that time frame. Total research and development expenditures during the three years ended December 31, 1994, were $218,045, $232,540, and $248,559, respectively.


		      Real Estate Operations

     Historically, the Company's real estate operations primarily reflected the development for resale of income producing properties located in the southeastern United States. Sunstates is also actively involved in the sale of recreational and second home resort lots and continues its efforts to sell other real estate assets no longer under active development.

     Sunstates' primary real estate activity has been the development of income-producing properties with a view to selling these properties upon completion and lease-up. Projects are generally located in the southeastern United States with an emphasis on shopping centers and apartments.

     Sunstates has substantially completed the construction phase of all of its major commercial and multi-family projects. Presently, Sunstates has five shopping centers which are presently either in various stages of lease-up or are currently being marketed. Based upon current market conditions, Sunstates presently does not anticipate that it will continue to actively seek locations for the development of new shopping centers or apartment projects.

     On August 25, 1992, a subsidiary of Sunstates purchased 100% of the common stock of The SPRINGS, Inc. ("Springs") for $7,273,183 in cash (see Note 1 of Notes to Consolidated Financial Statements). The Springs is an 1,800 acre resort development project located in Spring Green, Wisconsin encompassing an 80 suite hotel, 27 hole golf course, ski slopes and trails, condominiums, single family home sites and other amenities. The hotel and golf course are substantially complete and real estate development and sales operations should begin in 1995. On February 23, 1993, the Company acquired from its Chairman approximately 1,137 additional acres of land near the Springs. This additional land, which presently contains 9 residential units and one vacation rental house, will provide for complementary development with the Springs project. (See Item #13 of this Report for additional information regarding this transaction.)

       In the past, Sunstates has also engaged in the development of three interval ownership (timeshare) projects for sale in the
Sarasota, Orlando and St. Augustine, Florida areas.   In the first
quarter of 1986, Sunstates elected to limit any future involvement in interval ownership (timeshare) development and during 1993 the Company disposed of substantially all of its remaining assets related to timeshare.

     There are a number of risks inherent in Sunstates' real estate activities. The availability of short-term and long-term financing, the demand for space by tenants and the demand for real estate projects by purchasers are perhaps the major risks. Changes in federal and state tax laws can have a short-term impact upon the demand and market for income-producing properties. Additionally, the development of real estate projects involves substantial time between inception and completion. Success in real estate development is dependent upon accurate assessment of these risks. In certain instances, the risks may be minimized by obtaining financing, leasing or pre-sale commitments prior to construction. In other instances, management may deem it prudent not to make any commitments other than for construction financing prior to commencing construction of a project in order to take advantage of perceived favorable trends in given markets or the availability of long-term financing.

     Although it has always been Sunstates' intention to obtain long-term financing or to sell its projects prior to the maturity of any construction loans, current conditions in the banking and other financial markets have made it difficult to obtain reasonable financing for either sales or refinancings. Banks and other financial institutions are restricting the availability of credit to the real estate and other industries. This inability to obtain financing has adversely affected Sunstates' current real estate operations and could restrict Sunstates' ability to sell its real estate projects.

     In its present activities of developing, financing and marketing real estate, Sunstates is subject to competition from various types of entities including banks, real estate investment trusts, real estate developers, governmental agencies and other owners of income-producing properties.

     A number of jurisdictions have adopted laws and regulations relating to environmental controls on the development of real estate. Such laws and regulations affect properties currently owned by Sunstates and will have an effect on the cost and type of development allowed on the properties. Although the application of such laws and regulations has not, to date, materially affected operations, the effect on future operations cannot be predicted.

     In October 1993, the Company acquired Bell's Apple Orchard, a 32 acre apple orchard with 12 additional acres of production, retail and administrative facilities located in Lake Zurich, Illinois. The orchard is engaged in the growing, manufacture and retail marketing of apples and apple related products and employs 15 to 20 full time employees with approximately 45 to 50 seasonal employees during the harvest season. A portion of the retail facility is leased to tenants.

			Other Investments

     Sunstates makes investments in the outstanding common stock of numerous corporations (sometimes in excess of 5% of the outstanding common stock of such corporations). When appropriate, Sunstates accounts for certain of the investments in common stock utilizing the equity method of accounting. Sunstates continually evaluates the corporations in which it has made investments and may, subject to such factors as price of shares, availability of shares and business prospects, increase or decrease its positions in those corporations. Factors considered in such analysis include, but are not limited to, economic prospects of the businesses, availability of investment opportunities and the potential for a satisfactory return on amounts invested.

     Rocky Mountain Chocolate Factory, Inc. ("Rocky Mountain"), located in Durango, Colorado, manufactures, from its own recipes, a line of gourmet chocolates and other premium confectionery products for sale at company-owned and franchised stores. On December 31, 1989, Sunstates became the owner of 35.12% of the common stock of Rocky Mountain through the conversion of a note which was held in its investment portfolio. As of December 31, 1994, Sunstates' owned 55% of the common stock of Rocky Mountain and also holds additional notes which are secured by the common stock of Rocky Mountain. Although Sunstates' present ownership of Rocky Mountain is over 50%, the financial statements of Rocky Mountain have not been consolidated with Sunstates' due to immateriality. Sunstates is represented on the Board of Directors of Rocky Mountain.

     Lerner Communications, Inc. ("Lerner"), a publisher of several neighborhood newspapers in the Chicago area, was acquired on October 13, 1992. Lerner solicits advertising and publishes the newspapers but subcontracts the printing of the papers with other newspaper printers. The purchase price of the net assets acquired totalled $1,078,626 consisting of $475,000 cash at closing and a short-term note payable of $602,431 paid in early 1993 plus other assumed liabilities of $1,195. The operations of Lerner are included in the Sunstates' consolidated financial statements since the date of acquisition.

     The Company also invests in oriental artwork, antique jewelry and books and other collectibles which are purchased and sold through dealers and at public auctions.

			   Seasonality

     Sunstates' insurance, manufacturing, and commercial property operations are generally not subject to significant seasonal fluctuations. However, sales of resort and recreational lots are subject to seasonal effects. The peak selling seasons for these products are during the spring and summer with declining sales activities during the fall and winter. Sales activities at Sunstates' recreational and resort lot projects are generally shut down during the months of November through February.




			    Employees

    At December 31, 1994, Sunstates employed the following personnel:


  Insurance                                  171

  Manufacturing                            1,876

  Real Estate                                156

  Newspaper Publication                       97

  Corporate Headquarters                      13
                                   					   -----
       	       Total                       2,313
					                                      =====


			Foreign Operations

  Sunstates has no material continuing foreign operations.  See
"Furniture Manufacturing, Military Footwear, Textile Apparel and
Textile Equipment Manufacturing" for information regarding foreign sales.



Item 2.                          PROPERTIES

     The following table presents a description of the real estate owned by Sunstates at December 31, 1994. The net book value represents the historical cost of the property, net of accumulated depreciation, if any, and is not presented net of any related recourse or non-recourse financing on the property.

Property Name & Location              Description        Net Book Value

Real Estate Held for Development and Sale

Shopping Centers:

Moratok Shopping Center,         47,870 s.f.                 $ 1,389,660
Plymouth, NC

Mariner Crossing Shopping Ctr.,  74,236 s.f. plus two          4,783,869
Spring Hill, FL                  outparcels

Patriot's Square Shopping Ctr.,  47,231 s.f. plus three
York County, VA                  outparcels                    3,525,699

Ocean Village Square             60,631 s.f.
Shopping Ctr.,                   plus three
New Smyrna Beach FL              outparcels                    4,990,619

The Market Place at West
Melbourne                        52,045 s.f.                   1,532,751
Melbourne, FL

Office Buildings:

Anderson Plaza
Raleigh, NC                      29,727 s.f                    1,104,059




Recreational and Second Home Lots:

Woodland Lakes, Sullivan, MO     1,388 lots                      398,488

Hidden Valley Lake, Dixon, TN    314 lots                        212,488


Piney Creek OK                   271 lots                         85,299
Pittsburgh County, OK

Twin Oaks Harbor                 367 lots                        308,916
Lowry City, MO

Inactive subdivisions            9 inactive subdivisions          25,351

Land:

The Springs                      985 acres, primarily suitable
Spring Green, WI                 for residential lots          2,145,633

Hacienda Hills                   128 acres primarily suitable    108,034
New Port Richey, FL              for residential lots

Creekside Office Plaza,          5.5 acres suitable for office
Jacksonville, FL                 building                        440,000

Somerset Port                    22.5 acres suitable for         313,200
Orange, FL                       apartments

Mayport Road                     13 acres suitable for
Mayport, FL                      apartments                      100,000

Southern Pines                   50% undivided interest
Southern Pines, NC               in 20 acres                     190,523


Westshore                        50% undivided interest
St.Petersburg, FL                in 23 acres                    100,000

Denver, CO                       5.98 acres                       1,000

Green Meadows Subdivision        91 developed residential lots       91
Omaha, NE


Berryhill Subdivision            8 developed residential lots and
Carrboro, NC                     acreage suitable for 60
                            				 additional lots              1,561,405

Sparrows Walk                    3 acres                         50,000
Coral Springs, FL

Gastonia Commercial              50% undivided interest in
Gastonia, NC                     approximately 3 acres            8,843

Chapel Hill Lots                 4 developed residential lots   106,031
Chapel Hill, NC

Investment in Partnerships:

Maryland Trade Center            50% general partnership interest
Greenbelt, MD                    in 208-room hotel             (470,861)

Inlet Investors, Ltd.,           28.31% Limited partnership
Ponte Vedra Beach, FL            interest in hotel and beach
                            				 club development               725,848


Amli-Will Ltd. Partnership,      5.5% Limited partnership
Will County, IL                  interest in 2,505 acres held
                            				 for development                730,285

Other Real Estate:

The Springs                      6 condominiums and 1 single-
Spring Green, WI                 family home                    719,399

The Springs                      Winter ski slope held
Spring Green, WI                 for sale                       918,139

Land Lease                       84 year lease of land underlying
Boca Raton, FL                   the recreational amenities of a
                            				 condominium project             63,355

Magic Tree Resort                3 timeshare weeks available
Kissimmee, FL                    for sale                             3

Epernay Property                 1,137 acres held for
Spring Green, WI                 development                    999,057


Bell's Apple Orchard             32 acre apple orchard plus
Lake Zurich, IL                  production, retail and
                            				 administrative facilities    1,373,441

Coach Horse                      Property leased to a
Chicago, IL                      coach horse livery operation
                            				 In downtown Chicago            883,350

Property, Plant and Equipment

Operating Properties

The Springs                      80 unit hotel and amenities  4,928,224
Spring Green, WI

The Springs                      27 hole Robert Trent Jones/
Spring Green, WI                 Andy North golf course       2,110,400



Manufacturing Facilities

  The following table sets forth information regarding production and showroom facilities of the Company's manufacturing subsidiaries.


		    Approximate    Approximate  Lease          Primary Use
Facility Name       Floor Area     Site Size    Expiration     or Products
Location            (Sq. Ft.)      (Acres)      (Annual Rent)  Manufactured

Production Facilities:
Hickory Manufacturing    479,000      29.6 (1)  Owned        Medium and higher
Hickory, NC                                                  priced quality
                                                             case goods

Hickory Manufacturing    124,000      6.5       11/15/95     Portion used for
Hickory , NC                                    ($34,400)    rough mill,
                                          						Two 5 year   balance to be
                                          						Options      used for future
                                          						Through      expansion
                                          						11/15/05


Chaircraft               230,000      25.65     Owned        Lower-medium ,
Bethlehem NC                                                 priced quality
                                                 							     wood chairs and
                                                 							     upholstered
                                                 							     furniture

KayLyn                   129,000      2.3       2/1/96       Medium and
High Point, NC                                  ($179,000)   higher priced
                                                             quality
                                                 							     upholstered
                                                 							     Furniture


Administrative Office    77,000       3.6       Owned        Office and
Oak Street Plant                                             warehouse
High Point, NC

Pendleton Frame          52,000       3.8       1/31/1996    Wood furniture
Building High Point, NC                         ($69,800)    frames


Chair Building           50,400       N/A       10/31/97     Vacant; sublet
Mebane NC                                       ($18,200)    in March 1994


Outlet Store             25,000       N/A       1/31/2000    Retail space in
Burlington, NC                                  ($136,800)   shopping center


Outlet Store             15,000       N/A       12/31/98     Retail space in
Statesville, NC                                 ($74,000)    shopping center

Sew Simple               30,000       7         Owned        Textile
Fountain Inn, SC                                             machinery

Wellco and Ro-Search     90,000       3         Owned        Manufacturing,
Hazelwood, NC                                                warehousing
                                                 							     and office
                                                 							     facilities

Wellco                   22,700       1         6/30/97      Military boot
Aguadilla, Puerto Rico                          ($54,000)    manufacturing


Alba                     157,000      8.37      Owned        Knitting, yarn
Valdese, NC                                                  processing and
                                                 							     finishing

Knitting                 18,000       1.22      Owned        Knitting
Valdese, NC                                                  (intimate
                                                  						     apparel)

John Louis               178,300      7.57      Owned        Finishing
Valdese, NC

Pineburr                 81,000       19.8      Owned        Knitting
Valdese, NC                                                  (hosiery &
                                                 							     health care
                                                 							     products)

Offices                  3,000        N/A       1998         Sales offices
New York City, NY                               ($120,000)

Main Office              52,000       3.5       Owned        Corporate
Valdese, NC                                                  Headquarters

Main Street              69,000       1.4       Owned        Knitting and
Valdese, NC                                                  Finishing

Outlet Store              1,760       N/A       1999         Retail space in
Branson, MO                                     ($26,400)    shopping center


Showroom and other Facilities:

Furniture Market         34,000       N/A       8/31/97      Furniture
Showroom                                        ($248,000)   showroom
High Point, NC

World Trade Center       12,906       N/A       annually,    Furniture showroom
Dallas, TX                                      renewable thru
                                          						6/30/96
                                         			 			($63,000)


(1) The Hickory Manufacturing North Carolina production site includes approximately 13.6 acres of unimproved land, suitable for plant expansion if and when necessary or desirable.

   As a result of Hickory White closing its facility in Mebane, N. C. early in 1993 and transferring the production requirements to its plant in Hickory, N. C., Hickory White returned to 90% of capacity. Hickory White estimates that an increase in production of approximately 15% of normal capacity could be achieved with only modest capital expenditures for plant expansion. However, based upon present economic conditions, there is no anticipated need for such increased capacity and there are no significant capital expenditures planned in 1995.

   In 1994, both Wellco's Hazelwood and Aguadilla facilities were used at less than normal capacity. Both facilities have the capability to significantly increase their production output within a short period of time.

   Management believes all its plants, warehouses and offices are in good condition and are reasonably suited for the purposes for which they are presently used. Although there are no current plans for major expansion, current properties provide ample opportunity for future growth and there is an adequate and stable work force in all of Sunstates's manufacturing locations.

 Newspaper Publishing:

   Sunstates' newspaper publishing business operates out of approximately 10,000 square feet of leased office space in Chicago, Illinois. The lease calls for annual lease payments of $130,086 and expires on January 31, 1998. The printing of the newspapers is sub-contracted and Sunstates maintains no printing or other facilities with respect to its newspaper publishing operations.

Item 3.  LEGAL PROCEEDINGS

     In April of 1988, two essentially similar civil actions styled Jeremiah P. O'Connor, Sarah M. O'Connor, and Leonore Ballan v. Acton Corporation, et al., and VR Associates and PJE Associates v. Acton Corporation, et al., were filed in the Court of Chancery for the State of Delaware in and for New Castle County. Also named in these actions are Sunstates Corporation and the directors of Acton prior to the merger with Sunstates. These actions, along with another subsequently filed action styled Harry Lewis v. Clyde W. Engle, et al., have been consolidated into one action entitled In Re Acton Corporation Shareholders Litigation. All plaintiffs allege to be holders of common stock of Acton and seek to have the action designated a class action on behalf of all parties owning common stock of Acton. The action challenges the merger of Sunstates Corporation with and into Acton, alleges fraud and breach of fiduciary duty and seeks unspecified damages plus costs and expenses including attorney's fees. Acton intends to defend this action vigorously. The suit is still in the preliminary stages and management is unable to predict the outcome of the litigation; however, management is of the opinion that the outcome of the litigation is unlikely to have a material adverse effect on Sunstates' financial position.

    On June 4, 1990, VR Associates and Sonem Partners, L.P. filed a shareholder derivative action in the Court of Chancery for the State of Delaware in New Castle County against the directors of Acton and Hickory. The action alleges that certain transactions entered into and investments made by Acton constituted waste or a breach of fiduciary duty by the Board of Directors of Acton. In particular, the action alleges that Acton's purchase of the furniture operations of Hickory was not in the best interests of Acton and seeks various relief, including rescission of the purchase, unspecified damages and costs. The action also sought to obtain a temporary restraining order to prevent consummation of the purchase transaction. The request for a restraining order was denied by the Court on June 8, 1990. An essentially similar action was filed in the State of Delaware on June 12, 1990 by PJE Associates. These suits are still in the preliminary stages and management is unable to predict the outcome of the litigation; however, Sunstates intends to defend these actions vigorously and does not believe that the outcome of the litigation is likely to have a material adverse effect on Sunstates' financial position.

    On June 14, 1991, a jury in a District Court of Dallas County, Texas awarded $3.5 million in actual damages and $5 million in punitive damages to the plaintiffs of a lawsuit filed against Acton Corporation. This dispute relates to the amount of additional purchase consideration due plaintiffs under an agreement made in 1983 whereby the Company purchased National Development Company, a real estate company based in Dallas. The Company has appealed the verdict based, in part, on the exclusion by the court of evidence crucial to the Company's defense. On November 7, 1991, the Company filed a Supersedeas Bond in the amount of the judgment, plus costs and interest for one year, with the Clerk of the District Court, signed by the Company as principal and by National Development Company, Inc., an affiliate of the Company, as surety. The effect of the filing of the supersedeas bond is to stay any execution of the judgment against assets of the Company, pending the results on appeal or any further orders of the District Court regarding the supersedeas. The plaintiffs have filed a cross-appeal, alleging that the trial court should have awarded an additional $5 million in exemplary damages, based upon the jury verdict. The Company believes that the damages awarded are contrary to the law and facts in this matter and is vigorously pursuing its rights on appeal. However, at this time management is not able to predict the Company's ultimate liability, if any, in this matter and accordingly, no provision for any such liability has been made in the Company's financial statements. Should the Company be required to pay all or a significant portion of this judgment, it could have a material adverse effect on the financial position and results of operations of the Company.

    On December 6, 1991, California Federal Bank filed a suit against Acton in the Circuit Court, Duval County, Florida alleging breach of a Contract of Guaranty of a $5,100,000 note executed by Jacksonville Apartment Associates, Ltd. and secured by a mortgage on an apartment project in Jacksonville, Florida. During 1994 the suit was settled with the Company making a payment of $230,000.

    On December 8, 1993, Richard N. Frank filed a purported derivative and class action in the Court of Chancery for the State of Delaware in New Castle County against the directors of Acton, Hickory and Telco. The action alleges that certain transactions entered into and investments made by Acton constituted waste or a breach of fiduciary duty by the Board of Directors of Acton. The complaint also alleges that the Company and its insurance subsidiary repurchased shares of the Company's common stock and $3.75 Cumulative Preferred Stock in violation of the Company's certificate of incorporation. Finally, the complaint alleges that the proxy statement disseminated in connection with the Company's December 13, 1993, annual meeting was materially misleading. This suit is in the preliminary stages and management is unable to predict the outcome of the litigation; however, Sunstates intends to defend these actions vigorously and does not believe that the outcome of the litigation is likely to have a material adverse effect on Sunstates' financial position.

    On January 10, 1994, Robert A. Lee, et al. filed a punitive derivative action in the Court of Chancery for the State of Delaware in New Castle County against the directors of Acton, Hickory, Telco, WREIT, RDIS Corporation and nominally against the Company itself. The complaint alleges that certain transactions entered into and investments made by Acton constituted waste or a breach of fiduciary duty. This suit is in the preliminary stages and management is unable to predict the outcome of the litigation; however, Sunstates intends to defend these actions vigorously and does not believe that the outcome of the litigation is likely to have a material adverse effect on Sunstates' financial position.

    At December 31, 1994, Sunstates and its subsidiaries also were, and currently are, defendants in other legal proceedings incidental to their business. Sunstates intends to defend such proceedings vigorously and, in the opinion of the management, Sunstates' ultimate liability, if any, in these proceedings will not have a material adverse effect on the consolidated financial position of Sunstates.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to the vote of security holders during the quarter ended December 31, 1994.



                             PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information

    Prior to May 3, 1994, both Sunstates' Common Stock, and $3.75 Cumulative Preferred Stock ("$3.75 Preferred Stock") were traded on the American Stock Exchange (AMEX) under the symbols "ATN" and "ATNP", respectively. On May 3, 1994, both Sunstates' Common Stock, and $3.75 Cumulative Preferred Stock ("$3.75 Preferred Stock") began trading on the Nasdaq Stock Market (NASDAQ/NMS) under the symbols "SUST" and "SUSTP", respectively.

    The Sunstates' Class B Accumulating Convertible Stock ("Class B Stock") is traded through brokers who have registered with the National Association of Securities Dealers, Inc. to make a market in these shares. Currently, Mesirow Financial is the only broker who has registered to buy and sell Sunstates' Class B Stock. There is no significant trading market for Sunstates' Class E Preferred Stock, Series I and II.

    The following table sets forth for the periods indicated the high and low closing prices for the Sunstates' Common Stock and $3.75
Preferred Stock, respectively, as reported by the AMEX and NASDAQ/NMS, as appropriate.




                              Sunstates Common Stock
                                 1994                      1993
                  High               Low          High               Low

First Quarter     $10                 7.5         5.75               4.75
Second Quarter  8.125                   7        4.625              3.625
Third Quarter    7.75                6.75       15.875                3.5
Fourth Quarter   7.25                5.25           13               8.75


                           Sunstates $3.75 Preferred Stock
                                      1994                1993
                   High                Low          High               Low

First Quarter   $ 29.25               26.75         24.5              23.25
Second Quarter    29.25              27.875        22.75              20.75
Third Quarter     29.25                  28         25.5               18.5
Fourth Quarter    37.75              27.125         27.5               24.5


         The following table sets forth for the periods indicated the range of high and low bid prices for Sunstates' Class B Stock as reported by the primary market maker, Mesirow Financial. These quotations do not reflect retail mark-ups, mark-downs or commissions and do not represent actual transactions.


                              Sunstates Class B Stock
                         1994                            1993
                 High          Low             High             Low

First Quarter    $165          160              80               80
Second Quarter    168          150              80               80
Third Quarter     135          126             170               80
Fourth Quarter    130          126             170              170


         The approximate numbers of holders of record for the respective classes of Sunstates' equity securities at March 6, 1995, were as follows:

Common Stock                                      2,718
Class B Stock                                       104
$3.75 Preferred Stock                             1,434
Class E Preferred Stock, Series I & II               58

Dividends

  No dividends were paid to holders of Sunstates' Common Stock and Class B Stock during 1994, 1993 or 1992 nor does the Company currently anticipate the payment of such dividends in the foreseeable future. Under the terms of Sunstates' $3.75 Preferred Stock, dividends may not be paid on common shares while preferred stock dividends remain in arrears. At March 14, 1995, nine semi-annual dividend payments aggregating $4,795,588 ($16.875 per share) were in arrears on Sunstates' $3.75 Preferred Stock.


          Item 6.  SELECTED FINANCIAL DATA

                                                For the Years Ended December 31,
                                                      1994     1993       1992     1991      1990
                                                     (In Thousands, Except Per Share Data)
Operations Review:
  Total revenues                                  $ 209,154   207,194   216,392   213,447  172,719
  Income (loss) from continuing operations           (7,573)   (6,356)  (20,177) (18,568)  (10,887)
  Discontinued operations                                --    47,465       499      721      (140)
  Change in accounting principle                         --       260        --       --        --
  Net income (loss)                                  (7,573)   41,369   (19,678) (17,847)  (11,027)

Per Share Data:
 Primary:
  Income (loss) from continuing operations            (3.39)    (3.07)    (8.70)   (8.07)    (4.90)
  Discontinued operations                                --     18.81       .20      .29      (.05)
  Cumulative effect of change in accounting              --       .10        --       --        --
  Net income (loss)                                   (3.39)    15.84     (8.50)   (7.78)    (4.95)

 Fully diluted:
  Income (loss) from continuing operations            (3.39)    (2.53)    (8.70)   (8.07)    (4.90)
  Discontinued operations                                --     15.51       .20      .29      (.05)
  Cumulative effect of change in accounting              --       .08        --       --        --
  Net income (loss)                                   (3.39)    13.06     (8.50)   (7.78)    (4.95)

 Dividends per common share                              --        --        --        --       --

Asset and Financing Review:
 Total assets                                        246,575   249,280  250,651  269,323   256,844
 Notes payable                                        52,677    19,529   22,448   13,526    21,245
 Mortgage notes payable                               16,111    24,415   30,243   33,085    36,023
 Subordinated debentures                                  --        --       --    2,097     2,288
 Stockholders' equity                                 32,241    46,412    8,210   39,666    32,420


The above financial information has been retroactively restated to reflect the effect of the Company's change in its method of valuing its furniture manufacturing inventories from the last-in, first-out method to the first-in, first-out method (see Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form). The effect of this retroactive restatement upon previously reported balances is as follows:


                                                                           For the Years Ended December 31,
                                                                       1994   1993    1992    1991       1990
                                                                           (In Thousands, Except Per Share Data)

Income (loss) from continuing operations and net income (loss)       $ 731    (284)     44     944        400
Primary Per Share Data:
  Income (loss) from continuing operations and net income (loss)       .29    (.11)    .02     .38        .16
 Fully Diluted Per Share Data:
  Income (loss) from continuing operations and net income (loss)       .29    (.09)    .02     .38        .16

Assets and Stockholders' Equity                                      8,081    7,350  7,634   7,590      6,646

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                            Litigation

    See Note 9 of Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report for information with respect to outstanding litigation.

                  Change in Inventory Valuation

    See Note 2 of Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report for information with respect to the Company's change in the method of valuing its furniture manufacturing inventories from last-in, first-out (LIFO) to first-in, first-out
(FIFO).

                 Liquidity and Capital Resources

    Liquidity and capital resources available to the Company during 1994 were greatly enhanced by the sale on December 30, 1993, of the
cable television system.   In addition to a reduction in debt of
approximately $32.1 million, the sale generated $43.9 million of cash in 1993 and 1994. Substantially all of the proceeds from the sale were invested in the Company's insurance subsidiary.

    As the result of negative cash flow from insurance underwriting, operating losses in certain other segments of the Company's operations, and maturing debt obligations, all discussed in more detail below, the Company was faced in 1994 with significant demands upon its liquidity. The Company was able to meet those demands while still improving the liquidity position of its insurance subsidiary (see Insurance below). During 1995, the Company will still be faced with similar, but significantly reduced, liquidity demands as the impact of previous reductions in insurance volume continues to be felt. Although, the Company believes that it can meet such future demands, as it did in 1993 and 1994, through selective liquidations of securities in its investment portfolio and sales or refinancings of various real estate and other assets, it cannot predict with certainty the outcomes of such actions.

    Total assets decreased $ 2,704,688 during 1994. However, there were several major offsetting events which occurred during the year. Real estate held for development and sale declined $11,927,502 due primarily to the sale of both an apartment project and the land under lease to a major hotel in Indianapolis, Indiana. Mortgage loans and land contracts receivable declined as the result of normal collections and early payoffs. Investments increased $2,977,124 during 1994, however, this was due to the impact of several investment transactions which took advantage of interest rate differences. In December of 1994, the insurance subsidiary acquired approximately $25.5 million of one and two-year U. S. Government securities yielding between 7.22% to 7.67% under agreements to resell at varying dates through April 3, 1995, while at the same time borrowing approximately $25.3 million against such securities at rates varying from 5.25% to 6.375% . Without the impact of these transactions, investments would have shown a $22,545,531 decline reflective of selling securities to cover negative cash flow from underwriting and other operating needs (see Insurance below). Inventories increased $6,182,832 (primarily finished goods) at the Company's furniture and textile apparel manufacturing subsidiaries. The increase in premiums receivable was reflective of the increase in insurance premiums written in the fourth quarter of 1994 ($12,910,000) as compared to the fourth quarter of 1993 ($10,493,000). Receivables from affiliates declined as the Company offset $2,470,000 previously advanced to its Chairman against commissions due him upon the sale of the cable television system and wrote off $2,957,145 with respect to its receivables from and investments in WREIT (see Note 12 of Notes to Consolidated Financial Statements contained in Item 8 of this Report).

    Total debt increased $24,843,370 during 1994 primarily due to the impact of the transactions involving the acquisition of U. S. Treasury securities as discussed above. Without the effect of those transactions, debt would have declined $499,675 reflecting a decline in mortgage loans of $8,303,758 primarily resulting from the sale of an apartment project during the year partially offset by increased short-term borrowings at the Company's insurance ($4,000,000) and manufacturing subsidiaries ($3,228,062).

    Other liabilities decreased $15,243,507 during 1994 due primarily to the decline in insurance reserves of $23,712,032 resulting from insurance program cutbacks made in 1992 and 1993 (see Insurance below). This decline was offset by increases in unearned premiums resulting from the increase in premium volumes in the fourth quarter of 1994 as discussed above. Accrued expenses increased primarily because of amounts due to brokers in connection with year end security transactions.

    Approximately 48% of Sunstates' debt of $68,787,951 at December 31, 1994, carries a floating rate of interest which varies with the prime lending rate. Accordingly, any increase or decrease in interest rates will have a significant impact on its debt service requirements.

    Stockholders' equity decreased $14,171,431 during 1994 to $32,241,009 as the result of operating losses as discussed below, acquisitions of Company stock by certain subsidiaries totalling $5,371,036 and a decline in the net unrealized gains and losses in the Company's investment portfolio of $1,112,148.

    At December 31, 1994, Sunstates' assets were deployed 39.8% in insurance (including 3.6% representing amounts receivable from other business segments), 40.8% in manufacturing, 19.2% in real estate, 1.6% in equity investees and 2.2% in general corporate assets. Because of the distinctively different lines of business in which Sunstates is engaged, each industry segment's operations should be separately analyzed using measures appropriate to that industry.


Insurance

  During the past three years, the Company's insurance subsidiary experienced significant declines in premium volume as the result of;
1) the discontinuation of certain general liability reinsurance programs and several unprofitable direct automotive insurance programs, and 2) the effect of price increases having been implemented in other markets which were producing unsatisfactory results. The combination of the above has resulted in the written premium volume declining to $47,944,000 in 1994 as compared to $57,063,000 in 1993 and $118,830,000 in 1992. The decline in writings accelerated in the latter half of 1993 with writings in the fourth quarter totalling approximately $10,493,000 as compared to $20,711,000 for the same period in 1992. The decline in premium volume stabilized during the early part of 1994 and showed modest increases during the last half of the year as new programs already established and other planned actions to increase volume started to become effective. Fourth quarter 1994 writings totalled $12,910,000.

  The short-term impact of the drop in written volume was that the company experienced a period of negative cash flow from underwriting activities resulting from relatively immediate declines in collected premiums while claim payouts, relating primarily to previously written policies, continued at disproportionately higher levels. The Company's negative cash flow from underwriting has begun to decline as premium volume has stabilized. Negative cash flow from investment income and underwriting activities of the insurance segment for 1994 was $29,420,549 (declining to only $5,809,566 in the fourth quarter) compared to $58,258,855 for 1993 and $12,859,008 for 1992.
Accordingly, the Company believes that any required liquidations of the investment portfolio in order to meet operating cash flow requirements during 1995 will be greatly reduced.

  On December 30, 1994, certain subsidiaries of Coronet obtained a $10,000,000 short-term line of credit with a major bank to provide working capital for the insurance operations. The loan was collateralized by the stock of Alba, Wellco and Rocky Mountain Chocolate Factory as well as substantially all of the assets of the Company's resort development operations (The Springs) and its automated textile equipment manufacturing operation (Sew Simple). The line of credit bears interest at prime plus 1% and expires on December 29, 1995.

  Included in fixed maturity investments at December 31, 1994, are certain one and two-year U. S. Treasury securities yielding 7.22% to 7.67% with an original cost of $25,522,655 which were acquired under agreements to resell on various dates through April 3,1995. Additionally, the Company borrowed $25,343,045 from brokerage firms against such securities with interest rates ranging from 5.25% to 6.375% and maturing on various dates through April 3, 1995.

  The level of liquid assets, as defined by the National Association of Insurance Commissioners ("NAIC"), of the Company's insurance subsidiaries was $90,109,196 at December 31, 1994, as compared to $77,678,160 at December 31, 1993. Included in NAIC-defined liquid assets are the U. S. Treasury securities referred to above as well as securities with a reported value of $6,932,590 at December 31, 1994, which are not publically traded as well as approximately $8,333,000 of securities and certificates of deposit which were on deposit pursuant to state laws and various reinsurance agreements. In addition, $33,954,320 ($36,446,728 at December 31, 1993) of investments in publicly traded equity securities of other companies, valued at their quoted market prices on December 31, 1994, do not meet the NAIC definition of liquid assets solely because of the level of ownership of such securities.

  In August 1992, the Company agreed with the Illinois Department of Insurance to decrease Coronet's ratio of liabilities to liquid assets, as defined by the NAIC, to 105% over a five year period. At December 31, 1994, Coronet's ratio was 134.6%, as compared to the agreed upon ratio of 155%. The ratio required to be met by December 31, 1995, is 130%. The Company expects to achieve this objective without any material adverse consequences; however, such compliance is dependent upon a combination of future premium volumes, underwriting and investment results, various restructurings and asset transfers, potential regulatory examination adjustments, if any, and other factors beyond the Company's control.

  Income from investments less net decreases in the market value of the insurance subsidiary's equity securities portfolio more than offset the underwriting losses of the insurance company such that statutory net worth increased to $59,483,697 at December 31, 1994, as compared to $58,605,217 at December 31, 1993. The ratio of premiums written during the year ended December 31, 1994, to statutory surplus as of December 31, 1994, was .81 to 1. A ratio of less than 3:1 is generally considered conservative. In September 1993, the Illinois Department of Insurance finalized its routine financial examination of Coronet Insurance Company as of December 31, 1991, which, among other things, reviews the admissibility of reported assets under applicable Illinois investment regulations. Based upon the Department's report, with which the Company does not concur, the examination adjustments resulted in a revised statutory net worth of approximately $45 million as of December 31, 1991. The Company disagrees with many of the findings and conclusions of the report and has set forth its positions to the Department in relation thereto. While the Company elected not to contest the report at a hearing, it specifically reserved the right to raise any and all objections to the findings and conclusions of the report in any future examination or proceeding. Only approximately $4 million of the Department's proposed adjustments would have reduced the valuation of "liquid assets", as defined, as of December 31, 1991. The adjustments set forth in the report would not have a material adverse impact upon the Company's ability to continue to write business at its present levels. In September 1993, the Arizona Department of Insurance notified the Company that it would be performing a limited examination of the Company's reported statutory surplus, however, to date no such examination has commenced. The Illinois Department is currently conducting a financial examination of Coronet as of December 31, 1993. Although the examination has not been completed, at this time no matters have been brought to the Company's attention which would have a material adverse impact on the Company.

  The insurance subsidiary holds investments in other segments of Sunstates' business; however, the assets related to such investments are not reported as part of the insurance segment, but instead are included in the reported assets of the respective operating segments. The total assets of the insurance segment have decreased from $102,772,985 at December 31, 1993, to $100,395,853 at December
31, 1994. This decrease is due primarily to the decline in premium volume and liquidations of a portion of the investment portfolio necessitated as the result of the negative underwriting cash flow discussed above. The combined net worth of the insurance subsidiary, including net assets invested in other segments of Sunstates' operations and without consideration of balances receivable from or payable to Sunstates, totalled $36,904,566 at December 31, 1994. Insurance regulations restrict the ability of the insurance subsidiary to transfer its net assets to Sunstates.

  The National Association of Insurance Commissioners ("NAIC") recently adopted risk-based capital guidelines for property/casualty insurance companies whereby defined risk-based capital would be based, in part, upon a formulated risk assessment of the type of assets held in an insurance company's investment portfolio, asset concentrations and underwriting risks. Such proposed regulations are anticipated to become effective in 1995, however, a computation of the Company's risk-based capital was required to be prepared for
informational purposes only as of December 31, 1994.   Based upon
this computation, as filed under the NAIC's reporting requirements, the Company's risk-based capital far exceeds proposed minimum requirements.


Manufacturing

  Hickory White has loans totalling $12,168,115 at December 31, 1994, with a major bank which are secured by substantially all of the assets of the furniture manufacturing division and which have been extended until January 3, 1996, to provide time necessary to find refinancing. Management has begun discussions with potential lenders but cannot state with certainty that such refinancing will be available or in an amount sufficient to totally retire the outstanding balance.

  The working capital of the furniture manufacturing operation was $11,229,731 at December 31, 1994. The current asset ratio at December 31, 1994, was 1.6 to 1. This ratio reflects the characterization of all of the bank financing of the furniture manufacturing operations' as a current liability in spite of the fact that it is due on January 3, 1996. Accordingly, at December 31, 1994, the division has no long-term debt (excluding intercompany debt). At December 31, 1994, the furniture operation had $639,805 of additional borrowing capacity under its Credit Agreement. The furniture manufacturing division is restricted as to the transferring of funds to Sunstates under the terms of its Credit Agreement with Citicorp.

  Working capital of the Company's textile manufacturing operation
(Alba) is adequate to support its operations and totalled $19,866,063 at December 31, 1994, yielding a current ratio of 4.6 to 1. In addition, Alba has a seasonal line of credit of $3,000,000 (of which $1,821,938 was available at December 31, 1994) and a $2,000,000 term facility available to cover capital equipment purchases (of which $500,000 was available at December 31, 1994). The division had long-term debt of $1,000,000 and had total net assets of $27,780,647 at December 31, 1994, including minority interests.

  On March 6, 1995, the Company's textile apparel manufacturing subsidiary purchased the Balfour Health Care Division and manufacturing facility in Rockwood, Tennessee from Kayser-Roth Corporation for approximately $14.5 million, subject to post-closing adjustments. The acquisition of Balfour will add approximately $15 million in annual sales to Alba's healthcare division. Alba financed 100% of the acquisition price with a revolving loan agreement provided by a major bank.

  Sunstates' military footwear manufacturing division's working capital, including marketable securities held for investment, is more than adequate to support current operating levels and totalled $11,766,015 at December 31, 1994, yielding a current ratio of 3.2 to
1. The division had no long-term debt at December 31, 1994, and had total net assets of $12,053,084, including minority interests.

  Liquidity for Sunstates' automated textile equipment manufacturing operations has historically been provided through its sales terms. Normally, 50% of the sales price is paid at the time of the order, 40% at the time the production of the machine is completed, with the final 10% paid upon installation in the customer's facility. Working capital of the division totalled $2,014,406 at December 31, 1994, yielding a current ratio of 6.9 to 1. Debt totalled $26,420 at December 31, 1994, with total net assets of $11,117,686.


Real Estate

  At December 31, 1994, real estate held for development and sale totalled $28,978,498, consisting primarily of five shopping centers which are in various stages of lease-up or marketing, resort development properties as well as numerous real estate properties currently held for sale. Sunstates intends that its properties under development will be sold upon their completion and lease-up.

  The real estate segment's debt totalled $15,987,343 at December 31, 1994, with real estate assets of $45,753,558 yielding an asset leverage ratio of 34.9%. Sunstates has $4,897,150 of mortgage notes on real estate which will mature in 1995. Loans on these projects as well as loans on other real estate assets held for sale will have to be refinanced if the projects are not sold prior to their maturity. Sunstates is continuing to search for satisfactory alternative financing for these properties. However, the availability of real estate financing has been severely curtailed as the result of problems in both the banking and real estate industries. Accordingly, the Company cannot state with any certainty that it will be successful in obtaining such refinancing.

  Based upon current market conditions, Sunstates does not anticipate that it will continue to actively seek locations for the development of new shopping centers or apartment projects. Sunstates intends to devote its efforts to the completion and sale of projects it currently has under development and to continue to monitor market conditions with respect to future opportunities in real estate.


Equity Investees

  Equity investees do not represent a significant source of cash flow to Sunstates. The stock of Rocky Mountain is publicly traded and could provide potential liquidity to Sunstates in the future. This equity investment is held by Sunstates' insurance subsidiary (is pledged against a $10 million working capital loan) and is therefore subject to restrictions regarding the transfer of funds to Sunstates (see "Insurance" above).


Corporate

  Sunstates has numerous corporate obligations for costs such as personnel, legal, accounting, shareholder relations, directors' fees and expenses, and other overhead type items. Sunstates has annual dividend obligations totalling $1,065,686 on its $3.75 Cumulative Preferred Stock and other preferred stocks. Sunstates is currently in arrears nine semi-annual dividend payments on its $3.75 Cumulative Preferred Stock aggregating $4,795,588 ($16.875/share). These requirements must be met through cash generated from operations of operating segments or from financing or the sale of assets. The ability of the Company's insurance subsidiaries to transfer cash to Sunstates is restricted by regulatory authorities. The cash of certain other subsidiaries is restricted by law or contract to specific purposes and is generally not available for discretionary use. At December 31, 1994, such restricted cash totalled $5,543,826.


                            Cash Flows

Operating Activities

  The following table presents the net cash flows from operating activities by industry segment:


                                  Cash Flows Provided By (Utilized In)
                                         Operating Activities

                                  1994             1993           1992

    Insurance                $(29,420,549)    (58,258,855)    (12,859,008)
    Manufacturing              (1,340,305)        818,830       3,367,412
    Real Estate                 5,296,515         446,644      (1,138,095)
    Cable                              --       4,339,792       4,887,276
    Equity Investees               (4,178)         47,833          48,000
    Corporate                  (4,086,560)     (4,886,564)     (2,399,563)
                              -----------      ----------       ---------
                             $(29,555,077)    (57,492,320)     (8,093,978)
                               ==========      ==========       =========


    The change in net cash utilized in operations in 1993 and 1994 is primarily the result of declining insurance premium volume (see Insurance above). The short-term impact of the drop in written volume is that the company experiences a period of negative cash flow from underwriting activities resulting from relatively immediate declines in collected premiums while claim payouts, relating primarily to previously written policies, continue at
disproportionately higher levels.   The negative cash flow can be
expected to continue throughout the payout period related to the lost business or until new programs and other planned actions to increase
premium volume can become effective.   The Company's negative cash
flow from underwriting has begun to decline as premium volume has stabilized. Negative cash flow from investment income and underwriting activities of the insurance segment for 1994 was $29,420,549 (declining to only $5,809,566 in the fourth quarter) compared to $58,258,855 for 1993 and $12,859,008 for 1992.
Accordingly, the Company believes that any required liquidations of the investment portfolio in order to meet operating cash flow requirements during 1995 will be greatly reduced.

    Insurance regulations limit the ability to transfer funds to other non-insurance segments of Sunstates and set forth investment guidelines ample protection for policyholders. The maximum dividend payout which may be made in 1995 without prior approval of the Insurance Commissioner of the State of Illinois is limited to the amount of earned surplus from which it can be paid and further limited to the greater of statutory net income, as adjusted, for the twelve months last ended or 10% of the subsidiary's statutory surplus at December 31, 1994. At December 31, 1994, there is no earned surplus from which dividends can be paid.

    During 1994, the furniture manufacturing business utilized $4,015,838 of cash in its operating activities, including $2,459,868 of interest expense and including $3,180,960 of cash utilized to increase net operating assets and liabilities (mostly inventories and accounts receivable). During 1993, the furniture manufacturing business utilized $2,194,403 of cash in its operating activities, including $2,409,643 of interest expense and including $1,843,873 of cash utilized to increase net operating assets and liabilities. This compares to 1992 cash flow provided by the operating activities of the furniture manufacturing business totalling $1,366,946 including $2,386,793 of interest expense and net of $784,405 of cash generated by decreases in net operating assets and liabilities. The decline in cash flow in 1994 is due to increased discounts and promotions to move out slow moving or discontinued product lines coupled with production inefficiencies at the casegood manufacturing plant. The decline in cash flow from operating activities in 1993 reflects expenditures for costs incurred in conjunction with the closing of the White of Mebane plant in early 1993. The furniture manufacturing division is restricted as to the transferring of funds to Sunstates under the terms of its Credit Agreement with Citicorp.

    Sunstates' textile manufacturing operation provided $424,637 of cash from operating activities during 1994 as compared to $284,347 of cash in the last six months of 1993 (since becoming a consolidated subsidiary). Cash was utilized to increase inventories by $3,115,554 during 1994 reflecting the Company's purchase from a competitor of a healthcare product line (approximately $2,040,000) as well as a buildup of approximately $2,008,000 in consumer products inventories resulting from slowdowns in several customers' orders during the latter part of 1994.

    For the year ended December 31, 1994, the operating activities of the military footwear division generated $321,187 of cash as compared to $1,600,582 and $2,931,404 of cash in 1993 and 1992, respectively.
An increase in accounts receivable during 1994 accounted for the utilization of $1,658,039 of cash and was due to the U. S. Government paying invoices more slowly (all collected in January
1995) and a significant sale to a new machinery customer. The significantly higher amount in 1992 was due to a significantly past due accounts receivable related to 1991 sales on which payment from the government was delayed because of Operation Desert Shield, which was collected in 1992.

    Textile equipment manufacturing operations provided cash flow of $1,929,709 in 1994 as compared to $1,128,304 in 1993 and $1,802,954 in 1992 which was sufficient to provide funds necessary for future research and development and anticipated capital expenditures. The decline in 1993 is due to a 33% drop in sale volume primarily as the result of customer delays in the placement of new orders, which did not represent a loss in market share.

    During 1994 and 1993, the real estate segment sold an apartment project in each year generating cash flow of approximately $4,230,000 and $1,900,000, respectively. There were no significant sales of
real estate projects during 1992.   Sunstates has restricted its
activities to the completion and sale of existing properties and has taken steps to reduce its overhead costs.

      The decrease in cable television operating cash flow in 1993 reflects the impact of rate increases implemented in September of 1992 being more than offset by the higher interest expense associated with the additional financing placed on the cable system in December of 1992.

    The increased cash utilized in the corporate segment in 1993 reflects cash used in the Company's newspaper publishing business, payment of estimated income taxes and costs incurred in connection with the closing of an administrative office in Woburn, Ma. Cash needs relating to corporate overhead and other corporate requirements are met by Sunstates' operating segments.


Investing Activities

    The following table presents the net cash flows from investing activities by industry segment:



                                 Cash Flows Provided By (Utilized In)
                                       Investing Activities

                                 1994              1993           1992

    Insurance                $28,168,554      $38,433,599      22,109,203
    Manufacturing             (2,817,940)       1,889,228      (2,731,397)
    Real Estate                 (685,579)         154,463      (6,883,139)
    Cable                             --       22,380,411      (1,322,296)
    Equity Investees             598,000          400,966          69,375
    Corporate                   (503,227)      (3,820,653)     (1,061,751)
                              ----------       ----------       ----------
                             $24,759,808       59,438,014       10,179,995
                              ==========       ==========       ==========



    Generally, cash flow from operations not otherwise needed for operating or financing purposes is utilized in investing activities, primarily at Sunstates' insurance subsidiaries. However, during the past three years declines in premium volumes required that securities be sold from the insurance subsidiary's investment portfolio to cover the negative cash flow from underwriting activities discussed above as well as provide funds needed by other segments of Sunstates' business. As discussed above in Insurance, due to cash requirements needed to cover anticipated negative cash flow from underwriting, liquidations of the investment portfolio in 1993 exceeded their 1992 levels. See discussion in operating activities above regarding reduced levels of negative cash flow in 1994.

    During 1993, the military footwear division received net proceeds of $2,512,437 from the purchase and sale of securities (see special dividend discussion in financing activities below). Additionally in 1993, the furniture manufacturing operation received $1,593,928 from the sale of plant and equipment no longer used in its operations.

    The cash utilized by the real estate segment in 1992 was primarily due to the acquisition of the resort development project in Spring Green, Wisconsin for cash of $7,273,183.

    The large increase in cash from the cable segment reflects the sale on December 30, 1993, of the Company's sole remaining cable television system. In connection with the sale of the cable television system, the Company received a $17,366,614 note receivable which it contributed to its insurance subsidiary at December 31, 1993. This note was collected in June 1994 and the proceeds are included in the insurance segment's investing activities.

    The cash provided by the equity investee segment reflects the sale of 46,000 and 62,015 shares of Rocky Mountain Chocolate Factory stock during 1994 and 1993, respectively.

    Loans to affiliates totalled $17,104,635, $4,741,358 and $335,815 during the three years ended December 31, 1994. During 1992 and the first quarter of 1993, advances totalling $550,000 and $1,150,000, respectively were made to the Company's Chairman in connection with a transaction as to which negotiations were completed on February 26, 1993, wherein the Company purchased from the Chairman approximately 1,137 acres of improved and unimproved land located near the Company's resort development in Spring Green, Wisconsin at a price of $1,700,000. Additionally, during 1993 amounts totalling $2,456,086 were advanced to the Company's Chairman against commissions due upon the sale of the cable television system totalling $2,470,000. On April 13, 1992, Sunstates acquired Hickory's remaining interests in Sew Simple (see Note 1 of Notes to Consolidated Financial Statements) in a transaction which involved the cancellation of approximately $12 million of amounts previously loaned to affiliates. (Insurance investing activities includes $1,673,323 paid to Hickory in 1992 in connection with the acquisition of Hickory's remaining interest in Sew Simple.)


Financing Activities

    The following table presents the net cash flows from financing activities by industry segment:

                                  Cash Flows Provided By (Utilized In)
                                         Financing Activities

                                 1994              1993           1992

    Insurance                $(1,405,663)       5,179,260      (1,010,267)
    Manufacturing              2,500,792       (4,055,690)     (3,814,323)
    Real Estate                  (94,394)         (47,282)        (12,448)
    Cable                             --       (1,607,204)      3,000,000
    Corporate                   (  6,001)        (606,606)     (2,113,817)
                                 -------        ---------       ---------
                             $   994,734       (1,137,522)     (3,950,855)
                                 =======        =========       =========


    During 1994, subsidiaries of the insurance company purchased 239,597 shares of Sunstates' Common Stock, 8,613 shares of Class B Stock and 72,319 shares of Sunstates' $3.75 Cumulative Preferred Stock for an aggregate cost of $5,371,036. With respect to the Class B Stock, 8,613 shares, which were acquired from brokers and other non-affiliated owners at a total cost of $1,559,392, had been owned by the Company's parent prior to their acquisition by the Company. The insurance subsidiary increased its net borrowings under short-term working capital loans by $4,000,000 in 1994. Cash provided from financing activities within the insurance segment in 1993 represents net borrowings under short-term working capital loans, net of the insurance subsidiaries purchasing 20,600 shares of Sunstates' $3.75 Cumulative Preferred Stock at a cost of $455,432 and 69,100 shares of Sunstates' common stock for a cost of $333,146. During the year ended December 31, 1992, Sunstates' insurance subsidiaries purchased 15,000 shares of its $3.75 Cumulative Preferred Stock and 160,775 shares of its common stock for an aggregate cost of $1,273,103.

    During 1994, the Company's military footwear manufacturing subsidiary borrowed $2,050,000 under a short-term borrowing arrangement which was repaid in January 1995 and in 1993 paid a special dividend of $6 per share, representing $2,326,937 of funds paid to minority shareholders.

    On December 15, 1992, the cable system borrowed $4,854,162, increasing the then outstanding balance under its loan to $33,000,000. These additional proceeds were primarily used to provide working capital to the Company's insurance operations. The cash utilized by the cable segment during 1993 represents normal quarterly principal amortization on the $33,000,000 loan.

    The cash utilized in 1993 by the corporate segment represents payoff of a note payable in connection with the acquisition of the Company's newspaper business.

    On January 30, 1992, the Company retired the remaining $2,096,500 of its 6 3/4% Subordinated Debentures outstanding.


                      Results of Operations

    Sunstates reported a net loss of $7,572,842 ($3.39 per primary and fully diluted share) as compared to net income in 1993 of
$41,368,715 ($15.84 per share on a primary basis and $13.06 on a fully diluted basis) and a net loss of $19,678,451 ($8.50 per share on both a primary and fully diluted basis) in 1992. The 1994 reported loss resulted primarily from continuing losses at the Company's insurance, furniture manufacturing and resort development operations and the write off of $2,957,145 with respect to its receivables from and investments in WREIT (see Note 12 of Notes to Consolidated Financial Statements contained in Item 8 of this Report). The 1993 income resulted primarily from the sale of the Company's sole remaining cable television system on December 30, 1993, offset by $6,356,278 of losses from continuing operations. The 1992 reported loss resulted primarily from the Company's insurance, real estate and
furniture manufacturing subsidiaries.    The change in the net
unrealized gains (losses) in the Company's investment portfolio totalled $(1,112,148), $(1,697,006) and $445,913 for the years ended
December 31, 1994, 1993, and 1992, respectively.


Industry Segments

    Sunstates operates in three industry segments; insurance, manufacturing, and real estate development (cable television prior to December 30, 1993). Information about continuing operations in different industry segments for the three years ended December 31, 1994 is as follows (amounts in thousands):


                                            1994                 1993        1992

Revenues
   Insurance                              $ 49,054               88,678     138,314
   Manufacturing                           130,495               96,454      67,740
   Real Estate                              24,301               17,362       8,546
   Equity Investees                          1,496                1,256       1,565
   Corporate and Other                       3,808                3,444         227
                                           -------              -------     -------
                                          $209,154              207,194     216,392
                                           =======              =======     =======


Operating Income (Loss)
   Insurance                              $ (6,792)              (3,555)    (14,302)
   Manufacturing                             7,929                4,292       1,994
   Real Estate                               1,377                1,534        (435)
   Equity Investees                          1,496                1,256       1,565
   Corporate and Other                      (4,826)              (4,404)     (3,416)
   Interest                                 (3,129)              (3,700)     (2,708)
                                             -----                -----     -------
                                          $ (3,945)              (4,577)    (17,302)
                                             =====                =====      ======
Pre-tax Income (Loss)
     Insurance                            $ (6,792)              (3,555)    (13,432)
     Manufacturing                           5,680                1,967        (188)
     Real Estate                              (967)              (1,000)     (2,659)
     Equity Investees                        1,496                1,256       1,565
     Corporate and Other                    (3,362)              (3,245)     (2,588)
                                             -----                -----      ------
                                          $ (3,945)              (4,577)    (17,302)
                                             =====                =====      ======
Identifiable Assets
   Insurance                              $100,396              102,773     120,142
   Manufacturing                           100,694               95,481      65,942
   Real Estate                              47,430               59,700      63,722
   Equity Investees                          3,804                2,902      12,869
   Corporate and Other                       3,108                6,701       1,873
   Eliminations                            ( 8,857)             (18,277)    (13,897)
                                           -------              -------     -------
                                          $246,575              249,280     250,651
                                           =======              =======     =======

 Insurance

    The following is a summary of the results of operations of the insurance segment for the past three years (amounts in thousands):


                                        For the Year Ended December 31,
                                            1994      1993        1992

    Premiums written                       47,944     57,063     118,930
    Premium decline                          (16%)      (52%)     (8.9%)

    Premiums earned                        46,228     69,165     128,295
    Losses and loss adjustment expenses    35,843     71,043     114,458
    Loss ratio                               77.5%     102.7%     89.21%

    Underwriting loss                      (5,006)   (23,100)   (22,717)
    Statutory combined ratio               109.23%    146.83%    121.07%

    Investment income recognized            2,773     19,514     10,093
    Change in unrealized gains (losses)    (1,131)    (1,894)       427
    Combined investment yield                2.29%     18.89%    11.80%

    Operating loss                         (6,792)    (3,555)   (14,302)



    During the past three years, the insurance subsidiary has focused on revamping product mix, pricing and underwriting practices with the near-term objective of reducing underwriting losses while identifying new products and markets to enable the insurance business to again go forward on a profitable basis. To-date, several unprofitable direct automotive insurance programs, along with certain general liability reinsurance programs, have been discontinued while price increases have been implemented in other markets which were producing unsatisfactory results.

    Written premium in Illinois was $22,356,116 in 1994 as compared to $19,515,000 and $25,690,411 in 1993 and 1992, respectively. This decrease in 1993 was primarily the result of program changes instituted by new management during 1993 that were not well received by certain major Illinois producers. During the latter part of 1993 and early 1994, Coronet has attempted to address the issues raised by the producers so as to regain the lost volume. In addition, Coronet has begun to sign up additional producers and implement newly developed programs. These efforts have shown success as Illinois volume increased 14.5% in 1994 over 1993 (see above). As of October 1, 1991, laws materially affecting automobile insurance changed in Georgia. These changes have resulted in lower penetration of the marketplace and a decision was made to stop accepting new business in August 1993 resulting in 1993 volume declining to $2,928,068 as compared to $6,804,681 in 1992. Based on a review of the Arizona marketplace and rates, a rate increase of 21.7% was made in April 1993, which resulted in a volume decreasing to $9,638,723 in 1994 as compared to $12,454,787 and $33,092,807 in 1993 and 1992, respectively. During 1993 and 1992, certain other unprofitable programs were terminated. They include the termination in December 1993 of the Camelback reinsurance program which had written premium of $4,800,000 in 1993 and $10,650,000 in 1992. Other programs which were terminated in late 1992 or early 1993 include the Kansas, Iowa, Kentucky and West Virginia programs, which had combined written premiums of $7,300,000 in 1992.

    The combination of the above has resulted in the written premium volume declining to approximately $47,944,000 as compared to $57,063,000 and $118,930,000 in 1993 and 1992, respectively. The decline in writings accelerated in the latter half of 1993 with writings in the fourth quarter dropping to approximately $10,493,000 as compared to $20,711,000 for the same period in 1992. The Company believes that the decline in premium volume resulting from most of these program changes has substantially ended. Premium volume began to increase throughout 1994 as quarterly written premiums increased to approximately $11,506,000 in the first and second quarters, to $12,023,000 in the third quarter and to $12,910,000 in the fourth quarter.

    The short-term impact of the drop in written volume is that the company experiences a period of negative cash flow from underwriting activities resulting from relatively immediate declines in collected premiums while claim payouts, relating primarily to previously
written policies, continue at disproportionately higher levels.   The
negative cash flow can be expected to continue throughout the payout period related to the lost business or until new programs and other
planned actions to increase premium volume can become effective.   The
Company's negative cash flow from underwriting has begun to decline as premium volume has stabilized (see cash flows above). Accordingly, the Company believes that any required liquidations of the investment portfolio in order to meet operating cash flow requirements during 1995 will be greatly reduced.

    During 1992, the insurance subsidiary continued to experience increasing unsatisfactory results from three programs in the states of Kentucky, Tennessee and Florida. The aggregated combined ratio for these programs, which were discontinued in mid-1992, was 154.5% in 1992. In comparison, the combined ratio for the Company's continuing programs was 114.1% during 1992.

    During the fourth quarter of 1992, the insurance subsidiary reevaluated its continuing reserving policy regarding losses incurred
but not yet reported to the Company.   Based upon this analysis, the
amount of reserves for these anticipated losses was increased by approximately $7.4 million. The Company also performed a study of its reserve for anticipated expenses to be incurred in settling future claims and increased that reserve by approximately $1.6 million. Further, the Company performed a study which indicated that its reserves for certain reinsurance assumed programs were materially understated due to significant deterioration of the programs'
results.   Accordingly, additional loss reserves totalling $5.5
million were established in the fourth quarter of 1992 to bring those reserves to an adequate level. The impact of these strengthenings of the loss reserves was to increase the reported underwriting losses in 1992 by approximately $14.5 million and increase the combined ratio by 11.2%.

    In order to meet recently applicable statutory requirements of certain states no longer allowing the use of other qualified loss reserve experts, the insurance subsidiary engaged the services of an independent actuary to review the adequacy of the loss reserves of the Company as of December 31, 1992. The actuary concluded that the recorded reserves were deficient by approximately $11 million. This conclusion, about which the actuary initially could only provide summary information, differed materially from 1991 and prior years' annual evaluations of reserve adequacy performed by both the Company's previous independent auditors and the Illinois Department of Insurance. At December 31, 1992, the Company believed that its loss reserves were generally adequate and, accordingly, did not increase its reserves at December 31, 1992, to reflect the $11 million deficiency noted by the actuary. Based upon further analysis and development experience, the Company did record substantially all of the actuary's $11 million indicated deficiency. During 1993, the Company began recording its loss reserves based upon current actuarial information. The actuary's review of the Company's reserves as of December 31, 1993, reported that the Company's reserves were no longer deficient. During 1994, further program development and continuing actuarial studies indicated that the loss reserves established in prior years on certain programs were excessive. Accordingly, during 1994 the Company reduced these prior year reserves by approximately $5,891,000. The actuary's review of the Company's reserves as of December 31, 1994, again reported that the Company's reserves were not deficient. The Company will continue to monitor its loss reserves and obtain actuarial reviews on a frequent basis.

     During 1994, the Company recorded an underwriting loss of $5,006,000, which was net of $1,939,000 of income recognized on inactive programs, primarily as the result of favorable development of loss reserves related to prior years. The Company's continuing active programs reported underwriting losses in 1994 of $6,201,000, composed of $9,498,000 of losses on the current accident year and $3,297,000 of income related to excess reserves on accident years prior to 1994. The combined ratio for the 1994 accident year on the Company's continuing active programs was 120.2%. This compares to 1993 when the Company recorded an underwriting loss of $23,100,000, of which $4,483,000 emanated from inactive programs which had been previously discontinued due to their unsatisfactory results. The Company's continuing active programs reported underwriting losses in 1993 of $18,617,000, of which approximately $7,839,000 represented amounts applicable to prior accident years. Recently enacted price increases and other loss reduction steps taken are expected to have a positive impact upon the future profitability of these continuing programs.

    The statutory combined ratio is a measure, computed on a statutory basis of accounting, which reflects the underwriting results of the insurance business. For example, a ratio of 100% indicates that a company's underwriting activities are breaking even over the life of the policies written, whereas a ratio of greater than 100% would indicate that the company's underwriting activities are generating losses.

    The investment income for 1992 is primarily the result of the improved performance of the equity security portfolio with realized gains from the sale of equity securities totalling $12,528,332 in 1992. The increase in investment income in 1993 is primarily the result of realized gains totalling $17,781,238 from the liquidation of a significant portion of the insurance subsidiary's investment portfolio during 1993 to meet the negative cash flow requirements emanating from the drop in premium volume discussed above. As the result of declining negative cash flow (see Cash Flows above), the need to liquidate portfolio investments was significantly less in 1994 and realized gains from such liquidations declined to
$2,324,781.    During 1994 and 1992, Sunstates wrote down the
carrying value of certain of its corporate debt securities by $361,863 and $4,236,730, respectively, to recognize what it believed to be other than temporary declines in the value of its fixed maturity portfolio. Sunstates also recorded writedowns totalling $571,800 and $1,394,322 during 1994 and 1992, respectively, to recognize what it believed to be other than temporary declines in the value of its equity security portfolio. There were no comparable writedowns required in 1993.

    Subsequent to December 31, 1994, the Company determined that due to a decline in the value of the Company's Class B Stock owned by WREIT and the fact that substantially all of WREIT's assets were pledged to secure other obligations,the repayment of amounts owed to the insurance subsidiary by WREIT is doubtful. Accordingly, as of December 31, 1994, the insurance subsidiary has written off its receivable from and its investment in the shares of beneficial interest of WREIT in the amounts of $2,287,750 and $605,915, respectively.

    The Illinois Insurance Department completed their Market Conduct Examination and the Company received high praise for the dramatic improvement over prior examinations. The primary emphasis was in the claims area and the Department validated the efforts of improved time service and quality settlements in all areas reviewed.


Manufacturing

Furniture Manufacturing

    In general, the furniture industry suffered slowed sales during the fourth quarter of 1990 due to uncertainty in the economy and the world situation. These depressed sales levels continued throughout 1991 as the depth of the economic recession became evident. Although the economy has improved somewhat in 1992 and 1993 and 1994, the high end furniture segment's sales have not recovered to their pre-1990 levels, nor has their recovery been as strong as the middle and lower end segments of the industry.

    Net furniture revenues increased by $2.5 million or 5.7% in 1994 as compared to an increase of $1.9 million or 4.5% in 1993 and a decline of $0.4 million or 1% in 1992. Furniture cost of sales as a percent of revenue increased by 2.1% in 1994 as compared to having declined in 1993 (decreasing 4.3% as compared to 1992). In aggregate, 1994 gross margins decreased by $490,013 or 5.8% as compared to an increase of $2,224,659 or 35.6% in 1993. This decline in profitability reflects the impact of increased discounting and promotions necessary to move out slow moving or discontinued product lines. Promotional discounts were up 21.6% in 1994 as compared to 1993 (which was down 6.3% from 1992). Additionally, certain production inefficiencies being experienced at the casegoods manufacturing plant contributed to the profitability decline in 1994. Orders entered during the fourth quarter of 1994 were 11% below the prior year as the Company's new product showings were not well received in the fall furniture market. The 1993 results were favorably impacted by cost reductions and productivity enhancements which had been implemented, including the closing of one of its furniture manufacturing plants in early 1993 and the transfer of the production to other existing facilities. During the third quarter of 1992, a provision of $1,800,000 was recorded to cover the anticipated costs of the plant closing.

    During 1994, selling and administrative expenses declined by $34,752 as compared to an increase of $919,774 in 1993.

Textile Apparel Manufacturing

    Alba-Waldensian became a consolidated subsidiary on June 30, 1993 (see discussion above) , and accordingly, Alba's results of operations have been consolidated in Sunstates' consolidated financial statements subsequent to that date. The following discussion covers Alba's operations for the full year of 1993, including those operations reported as equity earnings before its consolidation with Sunstates (see Equity Investees below).

    Alba's net sales increased $5,651,189 or 11.1% in 1994 as compared to an increase of $10,287,952 or 25.4% in 1993. The 1994 net sales increase over 1993 was due to increases in intimate apparel, ladies hosiery, surgical footwear, stockinette, Byford socks and telemarketing operations. The 1993 increase was primarily the result of the acquisition of the U. S. operations of Byford Apparel which markets a line of better men's sweaters and socks. Excluding Byford, which generated net sales of $6,375,995 in 1993 ($6,353,371 in 1994), the net sales increase for the year of 1993 was 9.7%. Annual sales per employee, an indicator of productivity, increased from $58,000 per employee in 1993 ($51,400 in 1992) to $67,000 per employee in 1994, a 15.5% increase.

    Gross margins decreased from 26.5% in 1993 to 25.2% in 1994 ( 25.1% in 1992). The decline in gross margins in 1994 primarily reflects the impact of discounting of slow moving and discontinued Byford sweater and sock lines. Excluding the decline in the gross margins of the Byford division, the Company's gross margins would have remained relatively constant with the prior year. The Byford division normally carries a higher gross margin (34.9% in 1993) than Alba's average and coupled with a sales mix shift toward health products and telemarketing operations, both of which carry higher margins, was responsible for the increase in gross margins reported in 1993.

    Selling, general and administrative expenses decreased from 22.8% of net sales in 1993 to 19.5% in 1994 due to marketing expenses incurred in 1993 to redesign packaging and to launch new product lines. Alba's operating income increased from $1,884,245 or 3.7% of net sales to $3,246,646 or 5.7% of net sales in 1994.

    During the fourth quarter of 1993, Alba incurred unusual non-recurring charges of $556,205 for the writeoff of a receivable from a major customer which filed for bankruptcy as well as $428,652 of costs incurred in connection with investigation of a potential acquisition.

Military Footwear

    The military footwear business reported revenues of approximately $20,285,000 for the year ended December 31, 1994, as compared to $19,562,000 and $17,532,000 for the years ended December 31, 1993 and 1992, respectively.

    The 1994 increase reflects the sale of combat boot manufacturing materials and machinery to a factory in El Salvador, and the sale of machinery to one new and one long-term customer. From time to time, Wellco provides materials and machinery for the manufacture of combat boots to customers in foreign countries. Wellco also sells certain machinery to military and commercial footwear manufacturers, located in both the United States and abroad, as a part of technology and technical assistance agreements. The volume of these sales in any particular period can vary significantly with the needs of these customers. The production and shipments of combat boots in the last few months of 1994 decreased, and this partially offset the increased machinery and material sales. The combat boot decrease was caused by the U. S. Government extending by one-third the delivery schedule of an exercised option under the exist production contract. The delivery extension and the situation leading up to it is discussed below. The 1993 increase reflects sales of combat boots to commercial accounts and sales of machinery to a military boot manufacturing plant in Columbia, South America.

    On August 6, 1993, Wellco was awarded an annual combat boot pairage of 277,000 from the U. S. Government. This represents a 25% award level under the Government's new three-year "Best Value" contracting method (35%, 25%, 20% and 20% award levels) and the contract contained two one-year options for the same pairs. The pairs awarded can be increased by up to 50% at the option of the government. This volume of pairs and the related prices will enable Wellco to continue a viable military boot contracting operation. This awarded volume is slightly more than Wellco's 1992 and 1993 pairs shipped to the U. S. Government. Production under the contract started in August 1993 with the first shipments being made in October 1993. In November 1994, Wellco started shipping boots against the first option award under this contract. Because the U. S. Government is reducing its inventory of combat boots, delivery under this option will be over a sixteen month period instead of twelve months as was anticipated when the contract was awarded. This extension of delivery will result in combat boot sales in 1995 being less than in 1994.

    Included in the results of the military footwear business was $505,307, $1,082,008, and $901,714 of income from investment transactions, primarily gains realized upon the sale of certain investment securities, for the years ended December 31, 1994, 1993 and 1992, respectively. The 1994 and 1992 investment income is net of $341,790 and $947,815 of writedowns to market value of certain securities to reflect what the Company believes to be other than temporary declines in their market value.


Textile Equipment Manufacturing

    Textile machinery's revenues increased $1,623,948 or 36.8% in 1994 as compared to a decrease of $2,193,532 or 33% in 1993 (compared to an decrease of $468,981 or 6.6% in 1992). The declines in 1993 and 1992 reflected the delay or curtailment of customer capital outlay plans for machinery orders and did not represent a loss of market share. Order backlog at December 31, 1994, was approximately five months at current production levels as compared to approximately four months at both year end 1993 and 1992. Gross margin percentages increased 4.9% in 1994 (primarily as the result of reductions in manufacturing overhead) as compared to a decrease of 7.2% in 1993. Recognized profits were reduced by $369,231 in the year ended
December 31, 1992, representing a contingent participation interest of Hickory in the division's income as provided for under the Sew Simple Stock Purchase Agreement (See Note 1 of Notes to Consolidated Financial Statements). On April 13, 1992, Sunstates acquired Hickory's remaining interest in Sew Simple and accordingly, there was no comparable reduction in the 1993 or 1994 periods.


Real Estate

Resort Lots

    Net sales for the three years ended December 31, 1994, 1993 and 1992, were $2,526,603, $2,581,412 and $3,357,196, respectively. Net sales have been declining as projects approach sellout of their premium higher priced lots. Gross margins have approximated 65.7%, 77.5% and 74.8% for the three years ended December 31, 1994, 1993 and 1992, respectively. At the present time, Sunstates does not anticipate that it will continue to actively seek locations for the development of new resort lot projects and intends to devote its efforts to the completion and sale of projects it currently has under development.

Commercial

    During 1994 and 1993, the Company sold an apartment project in each year generating net sales prices of $10,644,000 and $6,235,175, respectively, and profits of $2,729,000 and $518,803, respectively. There were no significant sales of real estate projects in 1992 and reported revenues primarily represented sales of outparcels, rental income, and interest income.

Resort Development

    The Company's resort development in Spring Green, Wisconsin reported losses of $2,646,778 and $1,600,000 during 1994 and 1993, respectively, representing primarily property taxes, operating expenses and overhead costs. The project generated operating revenues of $2,308,280 and $2,324,579 during 1994 and 1993, respectivly. The increased losses in 1994 primarily reflect the impact of start-up costs associated with real estate marketing and residential activities as well as higher interest expense relating to amounts borrowed from its parent in connection with ongoing operating losses and a $1,700,000 land acquisition in February of 1993. Subsequent to its acquisition on August 25, 1992, the resort development project ("The Springs"), recorded a loss of $627,234 in 1992 representing primarily property taxes, operating expenses and overhead costs. The project generated minimal revenues during this period in that the golf course's season ended in October and did not reopen until May of 1993 and the hotel did not begin operations until the spring of 1993.


Equity Investees

    The following table sets forth Sunstates' share of the earnings (losses) of entities in which it has an ownership level whereby it has the opportunity to exert significant influence, but not control, over those entities and thereby accounts for its investment utilizing the equity method of accounting (amounts in thousands):


                                          For The Year Ended December 31,

     Equity Investee                          1994      1993       1992

    Alba                                   $   --        435      1,274
    Rocky Mountain                            891        382        101
                                              ---        ---      -----
         Equity in earnings of affiliates     891        817      1,375
    Interest - Rocky Mountain notes            79         68        137
    Sale of Rocky Mountain stock              526        371         53
                                            -----      -----      -----
                                           $1,496      1,256      1,565
                                            =====      =====      =====


    Alba became a consolidated subsidiary of Sunstates on June 30, 1993. The following discussion covers only the first six months of 1993 during which time Sunstates' share of Alba's earnings were reflected as equity in earnings as shown above. (See Manufacturing above for discussion of Alba's results subsequent to June 30, 1993.) Alba's sales increased 25% in the first six months of 1993 as compared to the same period of 1992. Approximately 50% of this increase is due to the acquisition of the U. S. operations of Byford Apparel, which markets a line of better men's sweaters and socks. Excluding Byford, the net sales increase for the first six months of 1993 was 11%. Gross margins improved from 24.3% in 1992 to 25.4% in 1993. Although the newly acquired Byford business has a gross margin percentage that is higher than Alba's average, the primary reason for the margin increase was an improvement in consumer products' margins. Selling, general and administrative expenses as a percent of sales were up 3.6% in the first six months of 1993 due primarily to costs associated with the Byford acquisition, certain licensing costs and new packaging costs.

    Rocky Mountain Chocolate Factory, Inc. ("Rocky Mountain"), located in Durango, Colorado, manufactures, from its own recipes, a line of gourmet chocolates and other premium confectionery products for sale at company-owned and franchised stores. On December 31, 1989, Sunstates became the owner of 35.12% of the common stock of Rocky Mountain through the conversion of a note which was held in its investment portfolio and thereby commenced equity accounting for its investment at that date. In addition to the 55% of Rocky Mountain owned at December 31, 1994, Sunstates also holds additional notes with a carrying value of $1,124,926, which are secured by the common stock of Rocky Mountain. Although Sunstates' present ownership of Rocky Mountain is over 50%, the financial statements of Rocky
Mountain have not been consolidated with Sunstates' due to immateriality. Sunstates sold a small amount of its common stock holdings of Rocky Mountain during 1994, 1993 and 1992.

    The increase in the earnings of Rocky Mountain are the result of a 24.4% increase in the number of stores in operation at November 30, 1994, as compared to November 30, 1993 (40% increase over November
30, 1992) , many of which have been opened in factory outlet malls.

Corporate and Other

    A loss of approximately $568,000 and $470,000 was recorded by the Company's newspaper publication business in 1994 and 1993, respectively, as compared to a loss of $122,000 in the three months of 1992 subsequent to its purchase.

    During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income
Taxes". The primary effect of adopting this statement resulted from the recognition of deferred tax assets attributable to pension expense of the Company's majority owned subsidiary, Wellco Enterprises, Inc. Since the Company elected not to restate prior years' financial statements, the cumulative effect on prior years of this change in accounting principle of $260,000 has been reflected in 1993. Additionally, under FAS #109 the Company no longer reports the benefit from the utilization of its net operating loss carryforwards as an extraordinary item.

    The Company records deferred tax assets and liabilities to reflect the anticipated future tax effect of temporary differences in the timing of the recognition of income and expenses for tax purposes as
compared to financial reporting purposes.   The Company's policy is
to establish a valuation reserve in an amount necessary to reduce the value of any such deferred tax assets to an amount estimated by management which will more likely than not be realized in future years, primarily through the reversal of taxable temporary differences within the carryforward period of the Company's net operating losses. During 1994, the Company's valuation allowance was increased from $25,959,000 to $26,676,000, while gross deferred tax assets declined from $33,532,000 to $32,290,000. (See Note 10 of Notes to Consolidated Financial Statements included in Item 8 of this Report for further information on income taxes.)

Economic Environment

    During 1990, the United States economy entered what most economists have now characterized as a recession. The real estate markets began to feel the effects of excessive development activities partially fueled by liberal lending policies, changes in tax laws and downturns in local economies in 1989; the effects of which only increased and became more widespread during 1990 and 1991, particularly in the markets in which Sunstates operates. Sunstates' furniture manufacturing business was adversely impacted in 1990 and 1991 by the recession as consumers' demand for durable goods was severely curtailed. The effect of declines in consumer spending took longer to have an impact upon Sunstates' textile equipment manufacturing business with the first decline in revenues coming in
1992 and deepening in 1993.   Textile manufacturers were
significantly impacted by the recession which caused future expansion and capital expenditure plans to be curtailed. However, the textile equipment manufacturing business experienced a significant recovery during 1994. Backlog at December 31, 1994 was back up to five months as compared to four months at December 31, 1993 and 1992.

    It is now generally believed that the economic recession ended in 1992 and that a recovery began in that year.

    The rate of inflation has remained relatively low during the three years ended December 31, 1994. However, in its attempt to ensure that significant inflation does not return to the U. S. economy, the Federal Reserve System has begun to push up short-term interest rates that has resulted in the prime rate of interest from 6% at December 31, 1993 to its present level of 9%. A significant percentage of Sunstates' debt (48.2% at December 31, 1994) carries a floating interest rate based upon the prime lending rate. Accordingly, debt service requirements have been significantly impacted by the increase in the prime lending rate.

    Sunstates' insurance operations could be affected by inflation with respect to its underwriting income and its investment portfolio. Increases in the cost of settling claims would reduce underwriting income. As policies are written for terms of six and twelve months, this impact could be offset for future periods by rate increases. However, there can be no assurance that rate increases can be obtained due to the various regulatory environments and competitive pressures. Significant increases in interest rates could represent opportunities for increased yields on its portfolio while at the same time having a negative impact on the market value of its fixed maturity investments. However, if Sunstates continued to hold such investments to maturity, the investment yield would not be impaired. In general, equity markets are adversely impacted by high escalations in interest rates. Sunstates' equity investments could possibly be affected by such a market reaction.

    The real estate segment's primary source of revenue is generated from the sale of developed real estate and any significant increase in inflation could have an adverse effect on the operations of the real estate segment through its impact upon mortgage interest rates and the availability of conventional types of financing.






Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to Item 8 is submitted as a separate section of this report.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in and disagreements with accountants on accounting and financial disclosure.



			     PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT





   		                                              Year           Shares and
		                                                 First          Class of
                  Positions with Sunstates;        Became         Equity
                  Principal occupations            Director       Securities
Name		            During Past Five Years; other    of             Beneficially
(Age)		           Directorships                    Sunstates      owned (1)(2)


William D.        Principal (since January, 1989)
Schubert          of Advanced Management Concepts,        1991    -O-
(71)		            a management consulting firm to
              		  the textile and apparel
              		  industries; Director (from 1973
              		  to May, 1991), Chairman of the
              		  Board of Directors (from
              		  December, 1985 to December,
              		  1988) and President and Chief
              		  Executive Officer (from April,
              		  1974 to July, 1988) of Alba-
              		  Waldensian, Inc., a manufacturer
              		  of textile apparel and medical
              		  specialty products; Director
              		  (since November, 199O) of Wellco
              		  Enterprises, Inc.




Robert J.
Spiller          Director (from 1981 to May,
(64)             1988) of Sunstates Corporation;          1988    148 shares
              		 retired Chairman and Chief                       of Class B
              		 Executive Officer (197O - 199O)                  Stock; 3,607
              		 of The Boston Five Bancorp.                      shares of
       								  Common Stock
							       	  issuable upon
       								  conversion of
							       	  Class B Stock

Clyde Wm.        Chairman of the Board (since             1985    See "Security
Engle(3)         December, 1985) and Chief                        ownership of
(52)             Executive Officer (since                         Certain
              		 December, 199O); President and                   Beneficial
              		 Chief Executive Officer (from                    Owners,".
              		 December, 1985 to May, 1988) of
              		 Acton; Director (from 1981 to
              		 May, 1988) of Sunstates
              		 Corporation. Other than as
              		 noted below, during the past 5
              		 years Mr. Engle has served as:
              		 Chairman of the Board and Chief
              		 Executive Officer of Telco
              		 Capital Corporation (a
              		 diversified financial services
              		 and manufacturing company and an
              		 indirect parent of Sunstates);
              		 General Partner of Sierra
              		 Associates, itself the general
              		 partner of Sierra-Capital Group
              		 (an investment partnership);
              		 Chairman of the Board and Chief
              		 Executive Officer of GSC
              		 Enterprises, Inc. (a one-bank
              		 holding company), and Chairman
              		 of the Board of its subsidiary,
              		 Bank of Lincolnwood; Chairman of
              		 the Board and President of RDIS
              		 Corporation (a diversified
              		 financial services and
              		 manufacturing company), Director
              		 and since 199O, Chairman of the
              		 Board, President and Chief
              		 Executive Officer of Hickory
              		 Furniture Company; Director and
              		 Chairman of the Board of NRG,
              		 Inc.; Trustee and Chairman of
              		 the Board of Wisconsin Real
              		 Estate Investment Trust;
              		 Director of Wellco Enterprises,
              		 Inc.; Director and Chairman
              		 (since May, 1991) of Alba-
              		 Waldensian, Inc.; Director of
              		 Indiana Financial Investors,
              		 Inc.; Director (since November,
              		 1987) of Rocky Mountain
              		 Chocolate Factory, Inc.

Howard Friedman  Partner (since 1971) in the law          1986    50O shares of
(55)             firm of Altheimer & Gray,                        Common Stock
              		 Chicago, Illinois; Director
              		 (since 1984) of Bank of
              		 Lincolnwood.




Lee N. Mortenson President (since May, 1988),             1988    5OO shares of
(59)             Chief Operating Officer (since                   Common Stock,
              		 December, 199O) and Chief                        8OO shares of
              		 Executive Officer (May, 1988 to                  $3.75
                 December, 199O) of Sunstates;                    Preferred
                 President and Chief Executive                    Stock
              		 Officer (from July, 1984 to May,
              		 1988) and Director (from
              		 February, 1985 to May, 1988) of
              		 Sunstates Corporation;
              		 President, Chief Operating
              		 Officer and Director of Telco
              		 Capital Corporation (since
              		 January, 1984); Director (since
              		 April, 1984) of Alba-Waldensian,
              		 Inc.; Director (since March,
              		 1987) of NRG, Inc.; Director
              		 (January, 1988 to October, 1992)
              		 of Sun Electric Corporation;
              		 Director (since November, 1987)
              		 of Rocky Mountain Chocolate
              		 Factory, Inc.; Director of
              		 Wellco Enterprises, Inc. (since
              		 December 1993).



Harold Sampson  Director (from 1982 to May,               1988    -O-
(76)            1988) of Sunstates Corporation;
              		Chairman of the Board (since
              		1981) of Sampson Investments (a
              		real estate holding company);
              		Trustee (since 198O) of
              		Wisconsin Real Estate Investment
              		Trust; Director (since 1986) of
              		Indiana Financial Investors,
              		Inc; Chairman of the Board of
              		Diginet Communications, Inc.
              		(since 1985); Director of Mt.
              		Sinai Hospital (since 196O).




(1) All stock information is as of March 3, 1995. Unless otherwise noted, all shares are owned directly, with sole voting and dispositive power.

(2) Unless otherwise noted, the shares of equity securities owned by each director represents less than 1% of the class so owned.

(3) The following information is provided voluntarily by Mr. Engle although it is not deemed material information as that term is used in Item 401 of Regulation S-K. Mr. Engle is the subject of a Cease and Desist Order dated October 7, 1993, issued by the Securities and Exchange Commission (the Commission) requiring Mr. Engle and certain of his affiliated companies to permanently cease and desist from committing any further violations of Section 16(a) of the Securities Exchange Act of 1934 as amended and the rules promulgated thereunder, which requires monthly and other periodic reports of transactions in certain securities. The Commission found some of the reports of such transactions to have been filed delinquently although many of these transactions were between affiliated entities or had been publicly reported in other reports filed with the Commission or had been otherwise publicly announced.

Executive Officers


Name                 Age  Positions and Offices   Business Experience During
                   			    with Company                 Last Five Years

Clyde Wm. Engle      52   Chairman of the         See "DIRECTORS" above
                     			  Board and Chief
                     			  Executive Officer

Lee N. Mortenson     59   Director,               See "DIRECTORS" above
                     			  President and
                     			  Chief Operating
                     			  Officer

Glenn J. Kennedy     43   Vice President,         Vice President (since July
                     			  Treasurer and           1988) and Treasurer and Chief
                     			  Chief Financial         Financial Officer (since May
                     			  Officer             		  1988) of the company,
                                          						  Treasurer and Chief Financial
                                          						  Officer of Sunstates
                                          						  Corporation (from September
                                          						  1986 to May 1988); Chief
                                          						  Financial Officer of Simms
                                          						  Investment Company (May 1984
                                          						  to August 1986); Senior Audit
                                          						  Manager, Price Waterhouse
                                          						  (1978 to May 1984)



Richard A. Leonard   48   Vice President and    Vice President (since July 1988)
                     			  Secretary             and Secretary (since May 1988)
                                          						of  the Company; Vice President
                                          						(from April 1986 to May 1988)
                                          						and Secretary (from September
                                          						1986 to May 1988) of Sunstates
                                          						Corporation; Administrative
                                          						Vice President and Counsel
                                          						(from June 1984 to April 1986)
                                          						of Sunstates Properties, Inc.,
                                          						a wholly-owned subsidiary of
                                          						Sunstates Corporation; President
                                          						and Counsel of AMIC Title
                                          						Insurance Company (January 1982
                                          						to June 1984)



For information on security ownership of the Company's executive officers, see above sections captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS". Mr. Kennedy and Mr. Leonard do not own any securities of Sunstates.



  COMPLIANCE WITH SECTION 16(a) OF SECURITIES EXCHANGE ACT OF 1934

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 1994, and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended December 31, 1994, and any written representations from a reporting person that no Form 5 is required, to the best of the Company's knowledge, no person who was a director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company (a reporting person) failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year. However, Mr. Engle has not furnished the Company with copies of any Form 5 or written representation with respect to reporting during the fiscal year ended December 31, 1994.









Item 11.  EXECUTIVE COMPENSATION


  COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors

     The following summarizes the director compensation paid by the Company during the year ended December 31, 1994.

     Each director other than Messrs. Engle and Mortenson is paid $5,000 per quarter for serving in such capacity. In addition, directors other than Messrs. Engle and Mortenson, receive $1,500 for each Board meeting attended ($1,000 prior to June 1994) and $600 for each standing committee meeting attended which is not held on the day of a regularly scheduled Board of Directors meeting. Directors are also compensated from time to time for special assignments, including serving on special committees, at the rate of $200 per hour ($1,600 per day maximum) plus expenses. Each director is reimbursed for his actual expenses in attending meetings of the Board or any of its committees.

Employment Agreements

     Mr. Engle has entered into an employment agreement effective January 1, 1991, and initially extending through 1995, whereby Mr. Engle received a base salary of $500,000. Such amount will increase in each subsequent year by at least the increase in the Chicago Consumer Price Index. In addition, under the terms of the employment agreement, Mr. Engle received a bonus in the amount of $2,470,000 (3.25% of the gross sales price) in connection with the sale of the cable television system. There are no other employment agreements between the Company and any of its other executive officers.

     The following table sets forth a summary of the compensation earned by the Company's executive officers during 1994, 1993 and 1992:


				 SUMMARY COMPENSATION TABLE


                                            Annual Compensation                          All Other
  Name and Principal                                                 Other Annual        Compensation
       Position           Year              Salary ($)     Bonus ($) Compensation ($)     ($)
	 (a)               (b)              (c)           (d)        (e)                  (i)

Clyde Wm. Engle           1994              505,091                       230,000
 Chairman and  Chief      1993              504,006     2,470,000         210,000
 Executive Officer        1992              510,431                       210,000

Lee N. Mortenson          1994              132,800       150,000         260,000             3,830
 President and Chief      1993              122,416                       306,584             2,189
 Operating Officer        1992              112,013                       277,000             1,982

Glenn J. Kennedy          1994              128,750                                           3,451
 Vice President,          1993              120,000        70,000                             2,887
 Treasurer and Chief      1992              105,680        52,500                             3,232
 Financial Officer

Richard A. Leonard        1994              126,750                                           3,663
 Vice President and       1993              116,250        24,000                             3,214
 Secretary                1992              105,326        52,500                             2,326



(c) Salary: Total base salary paid by the Company during the calendar year. Mr. Engle became an employee of the Company on September 16, 1991 under an employment agreement extending initially through 1995 and providing for an initial annual salary of $500,000 retroactive to January 1, 1991. Prior to 1991, Mr. Engle served the Company as its Chairman and Chief Executive Officer without compensation. Mr. Engle and Mr. Mortenson are also employees of the Company's parent, Hickory, and receive compensation from Hickory for services rendered to the Company. The Company pays Hickory an annual management fee and the compensation received by Mr. Engle and Mr. Mortenson from Hickory attributable to services rendered to the Company is included in Other Annual Compensation (column "e").

(d) Bonus: With respect to Mr. Kennedy and Mr. Leonard, represents annual incentive compensation awarded on a discretionary basis for results achieved during the calendar year under a plan approved by the Board of Directors. Up to one-half of the bonus amount is paid when awarded and the remainder is paid over the succeeding five years on a prorata basis. Should the officer voluntarily leave the Company during that five-year period, he will forfeit all rights to any unpaid balance. The award for 1994 has not yet been determined. With respect to Mr. Mortenson, the 1994 bonus was a special cash bonus awarded by the Compensation Committee of the Board of Directors for services rendered during 1993 and 1994. With respect to Mr. Engle, the bonus in 1993 represents amounts payable to Mr. Engle under the terms of his employment agreement as the result of the sale of the cable television system.

(e) Other Annual Compensation: All additional forms of cash and non-cash compensation paid, awarded or earned. The amounts shown for Mr. Engle and Mr. Mortenson represent salary paid by the Company's parent, Telco, attributable to services rendered to the Company (see "a" above). The value of all other personal benefits and perquisites received by the Company's executive officers in 1992 and 1993 was less than the required reporting threshold.

(i) All Other Compensation: All other compensation that does not fall under any of the aforementioned categories. The amounts shown in this column for 1994 comprise the following payments made by the Company:
     (i) Mr. Mortenson: $2,914 - matching contribution to 401(k) plan and $916 - premium for term life insurance policy; (ii) Mr. Kennedy: $2,254
     - matching contribution to 401(k) plan and $1,197 - premium for term life insurance policy; and (iii) Mr. Leonard: $2,464 - matching contribution to 401(k) plan and $1,199 - premium for term life insurance policy.




Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



The following table shows the name, address and beneficial ownership, as of March 14, 1995, of each person known to the Company to be the beneficial owner of more than 5% of any class of its outstanding securities entitled to vote. Information presented in this table and related notes has been obtained from the Company's shareholder lists, the beneficial owner or from reports filed by the beneficial owner with the Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934 as amended, (the "Exchange Act").


                                                        								       Percent
Name and Address of          Amount and Class of Equity  Percent of    of Voting
Beneficial owner             Securities Beneficially     Class (1)     Power(3)
                             owned (8)


COMMON AND CLASS B COMBINED (3):

A group consisting of:
Wisconsin Real Estate        63,O43 Shares of Class B       9O.4%        79.9%
Investment Trust             Stock (2)
("WREIT")
55 East Monroe
P. O. Box 17
Chicago, Illinois 6O6O3 (7)

   and                       and

Hickory Furniture            91,3O1 Shares of Common        11.67%        1.36%
Company ("Hickory")          Stock (2)
55 East Monroe
P. O. Box 17
Chicago, Illinois 6O6O3 (8)

   and                       or

Indiana Financial            1,627,974 Shares of Common     7O.2%         56.3%
Investors, Inc.              Stock issuable upon
("Indiana")                  conversion of Class B Stock
55 East Monroe               (4)
P. O. Box 17
Chicago, Illinois 6O6O3

   and

Telco Capital
Corporation ("Telco")
55 East Monroe
P. O. Box 17
Chicago, Illinois 6O6O3


   and


RDIS Corporation
("RDIS")
55 East Monroe
P. O. Box 17
Chicago, Illinois  6O6O3 (6)

   and

GSC Enterprises
55 East Monroe
P. O. Box 17
Chicago, Illinois 6O6O3 (5)

   and

Clyde Wm. Engle
55 East Monroe
P. O. Box 17
Chicago, Illinois  6O6O3 (5)


Dimensional Fund             52,5O4 Shares of Common        6.71%         O.78%
Advisors, Inc.               Stock
1299 Ocean Avenue
Santa Monica,
California 9O4O1 (9)


$3.75 PREFERRED STOCK (3):

John D. Weil                 84,668 Shares of $3.75        29.8%          29.8%
5O9 Olive St                 Preferred Stock
Suite 7O5
St. Louis, Mo 631O1

The Employees'              17,8OO Shares of $3.75          6.26%         6.26%
Retirement Plan of          Preferred Stock
Consolidated Electrical
Disributors, Inc.
1516 Pontius Avenue
Los Angeles, California
9OO25



(1) At March 14, 1995, there were 782,422 shares of Common Stock outstanding, net of 1,046,966 shares held by subsidiaries and therefore deemed to be treasury shares, 69,471 shares of Class B Stock outstanding, net of 12,453 shares held by subsidiaries and therefore deemed to be treasury shares, and 284,183 shares of $3.75 Preferred Stock outstanding, net of 178,795 shares held by subsidiaries and therefore deemed to be treasury shares.

(2) Hickory owns directly 31,913 shares of Common Stock, Indiana owns directly 1,340 shares of Class B Stock and 43,988 shares of Common Stock, WREIT owns directly 61,703 shares of Class B Stock, and GSC owns directly 15,400 shares of Common Stock.

(3) Holders of Common Stock are entitled to one vote per share and holders of Class B Stock are entitled to 85.3125 votes per share, voting together as a single class. Percentages indicated are based upon the combined total number of votes available to holders of Common Stock and Class B Stock, a total of 6,732,201 on March 14, 1995. Common Stock and $3.75 Preferred Stock are each entitled to one vote per share when voting as a separate class.

(4)  Each share of Class B Stock is convertible immediately into
     24.375 shares of Common Stock. Were only Hickory, Indiana and WREIT to immediately convert their shares of Class B Stock into Common Stock, the group would then hold 56.3% of the voting power of the outstanding securities regularly entitled to vote.

(5) Mr. Engle may be deemed the beneficial owner of the shares of Class B Stock beneficially owned by Hickory, Indiana and WREIT by virtue of his ownership of RDIS. According to information filed with the Commission, Mr. Engle, Chairman of the Board of Directors of RDIS, possesses beneficial ownership in excess of
     50% of the outstanding shares of common stock of RDIS.  RDIS owns 100% of the outstanding common stock of Telco; Telco owns approximately 92.9% of the outstanding common stock of Hickory; and Hickory owns approximately 76.6% of the outstanding shares of beneficial interest of WREIT and approximately 70.6% of the
     outstanding common stock of Indiana.   Mr. Engle may be deemed
     the beneficial owner of the shares of Common Stock owned by GSC Enterprises, a one bank holding company, of which Mr. Engle is the majority owner.

(6) Although RDIS is not in the business of making loans, at the request of Mr. Engle, RDIS has made a loan to Mr. Engle on a non-preferential basis secured by a lien on the shares of RDIS owned by Mr. Engle. In addition, all of the shares of common stock of Hickory owned by Telco have been pledged to an unaffiliated bank in Chicago to secure a loan to Telco by that bank.

(7) WREIT has pledged its 61,703 shares of Sunstates' Class B Stock to secure a loan from Hickory.

(8) The amounts included do not include 14,300 shares of Sunstates Common Stock held directly by or in trust for members of Mr.
     Engle's immediate family. Mr. Engle specifically disavows beneficial ownership of such shares.

(9) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 52,504 shares of Sunstates Corporation common stock as of December 31, 1994, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, the DFA Investment Trust Company and the DFA Participating Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of such shares.

     As of March 14, 1995, all officers and directors of the Company as a group, a total of 8 persons, owned beneficially 92,301 shares of Common Stock, or 11.8% of the total shares of Common Stock outstanding, 63,191 shares of Class B Stock, or 90.61% of the total shares of Class B Stock outstanding, 800 shares of $3.75 Preferred Stock or 0.28% of the total shares of $3.75 Preferred Stock outstanding and 49,000 shares of Class E Preferred Stock or 8.55% of the total shares of Class E Preferred Stock outstanding. If the group were to presently convert its Class B Stock into Common Stock, they would receive an additional 1,540,281 shares of Common Stock for a total ownership of 1,632,582 shares of Common Stock, or 70.29% of the total shares of Common Stock outstanding. Each share of Class B Stock is entitled to 85.3125 votes and votes together with the Common Stock as a single class, with respect to all matters to be voted upon by shareholders except with respect to the election of one director to be elected solely by the holders of Common Stock, voting as a separate class, and as otherwise provided by law. Officers and directors as a group are currently the beneficial owners of 81.45% of the voting power of all Common Stock and Class B Stock presently outstanding when these shares vote as a single class. (See Item 10 of this Report for information as to securities ownership of individual directors and officers.)

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Messrs. Engle and Sampson serve as trustees and Mr. Engle is also Chairman of the Board of Trustees of WREIT. Messrs. Engle and
Sampson serve as directors of Indiana Financial Investors, Inc. Messrs. Engle and Mortenson serve as directors, and Mr. Engle is Chairman of the Board of Directors, President and Chief Executive Officer, of Hickory Furniture Company. Mr. Engle is Chairman of the Board and Chief Executive Officer and Mr. Mortenson is a director, President and Chief Operating Officer of Telco Capital Corporation. Please see "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" for additional information regarding the relationship of the Company and management to these entities.

     The law firm of Altheimer & Gray, of which Mr. Friedman is a member, has rendered legal services to the Company during 1994
(approximately $308,000) and the current fiscal year (approximately
$78,000).

     See Note 12 to Consolidated Financial Statements contained in
Part IV, Item 14 of this Report for information regarding other related transactions.

			      PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)   List of documents filed as part of this report

      1.  Financial Statements

      The response to this portion of Item 14 is submitted as a separate section of this report.

      2.  Financial Statement Schedules

      The response to this portion of Item 14 is submitted as a separate section of this report.

      3.  Exhibits

      The response to this portion of Item 14 is submitted as a separate section of this report.

(b)   Reports on Form 8-K

      There we no filings on Form 8-K during the quarter ended
      December 31, 1994.

(c)   Exhibits

      The response to this portion of Item 14 is submitted as a separate section of this report.

(d)   Financial Statement Schedules

      The response to this portion of Item 14 is submitted as a separate section of this report.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 1995                     Sunstates Corporation

                                   by  /s/ Clyde Wm. Engle
                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Clyde Wm. Engle                Director                      March 31, 1995
Clyde Wm. Engle                    (Chairman of the Board
                              and Chief Executive Officer)

/s/ Lee N. Mortenson               President and Director        March 31, 1995
Lee N. Mortenson                   (Chief Operating Officer)

/s/ Glenn J. Kennedy               Vice President and Treasurer  March 31, 1995
Glenn J. Kennedy                   (Chief Financial Officer)

/s/ Dean F. Shaver                 Controller                    March 31, 1995
Dean F. Shaver

/s/ Howard Friedman                Director                      March 31, 1995
Howard Friedman

/s/ Harold Sampson                 Director                      March 31, 1995
Harold Sampson

/s/ William D. Schubert            Director                      March 31, 1995
William D. Schubert

/s/ Robert J. Spiller              Director                      March 31, 1995
Robert J. Spiller




















                    ANNUAL REPORT ON FORM 10-K

            ITEM 8, ITEM 14(a)(1) AND (2), (c) AND (d)

           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                         CERTAIN EXHIBITS

                  FINANCIAL STATEMENT SCHEDULES

                   YEAR ENDED DECEMBER 31, 1994

              SUNSTATES CORPORATION AND SUBSIDIARIES

                     RALEIGH, NORTH CAROLINA















     Form 10-K - Item 8, Item 14(a)(1) and (2) and Item 14(d)
              Sunstates Corporation and Subsidiaries
  LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Sunstates
Corporation and Subsidiaries are included in Item 8:


      Consolidated Balance Sheets, December 31, 1994 and 1993

      Consolidated Statements of Operations for the
                    Years Ended December 31, 1994, 1993 and 1992

      Consolidated Statements of Stockholders' Equity
                    for the Years Ended December 31, 1994, 1993 and 1992

      Consolidated Statements of Cash Flows for the
                    Years ended December 31, 1994, 1993 and 1992

               Notes to Consolidated Financial Statements

               Independent Auditors' Reports

The following consolidated financial statement schedules of Sunstates Corporation and Subsidiaries are included in Item 14(d):

      Schedule I - Condensed Financial Information of
                    Registrant - December 31, 1994 and 1993 and for the Years Ended December 31, 1994, 1993, and 1992

      Schedule II - Valuation and Qualifying Accounts -
                    For the Years Ended December 31, 1994, 1993 and 1992

      Schedule III - Real Estate Held for Development
                    and Sale and Accumulated Depreciation - December 31, 1994

      Schedule V - Supplemental Information Concerning
                    Property/Casualty Insurance Operations - For the Years Ended December 31, 1994, 1993 and 1992





                      SUNSTATES CORPORATION

                   Consolidated Balance Sheets
                                                       December 31,
                                                      1994        1993
            ASSETS

REAL ESTATE:
  Property, plant and equipment                  $ 31,106,410   29,564,204
  Real estate held for development and sale        28,978,498   40,906,000
  Mortgage loans                                    5,308,939    6,208,060
  Land contracts receivable                         5,116,720    6,484,181
                                                   ----------   ----------
                                                   70,510,567   83,162,445
                                                   ----------   ----------
INVESTMENTS:
  Short-term investments                           14,042,345   21,934,448
  Fixed maturities                                 39,314,135   30,630,532
  Equity securities                                20,790,717   18,936,524
  Investments in affiliates                         4,758,706    4,427,275
                                                   ----------   ----------
                                                   78,905,903   75,928,779
                                                   ----------   ----------
OPERATING ASSETS:
  Cash                                                234,875    1,419,052
  Restricted cash                                   5,543,826    8,160,184
  Accounts receivable                              21,554,292   17,430,184
  Premiums receivable                               9,145,534    5,925,150
  Inventories                                      42,908,931   36,726,099
  Policy acquisition costs                          1,097,995    1,670,889
  Prepaid expenses                                  1,295,504    1,136,560
                                                   ----------   ----------
                                                   81,780,957   72,468,118
                                                   ----------   ----------
OTHER ASSETS:
  Receivable from affiliates                        3,234,752    7,170,874
  Other assets                                      5,948,166    4,100,419
  Cost in excess of assets acquired                 6,194,910    6,449,308
                                                   ----------   ----------
                                                   15,377,828   17,720,601
                                                  -----------  -----------
                                                $ 246,575,255  249,279,943
                                                  ===========  ===========



See Accompanying Notes to Consolidated Financial Statements.


                          SUNSTATES CORPORATION

                       Consolidated Balance Sheets
                                                       December 31,
                                                  1994           1993

        LIABILITIES AND STOCKHOLDERS' EQUITY

DEBT:
  Notes payable                              $  52,676,514     19,529,386
  Mortgage notes                                16,111,437     24,415,195
                                                ----------     ----------
                                                68,787,951     43,944,581
                                                ----------     ----------
OTHER LIABILITIES:
  Insurance reserves                            62,681,402     86,393,434
  Unearned premiums                             18,493,925     16,777,784
  Accounts payable                               9,793,336      8,660,733
  Accrued expenses                              18,647,366     11,581,918
  Other liabilities                             14,037,545     15,483,212
                                               -----------    -----------
                                               123,653,574    138,897,081
                                               -----------    -----------
TOTAL LIABILITIES                              192,441,525    182,841,662
                                               -----------    -----------

MINORITY INTERESTS IN SUBSIDIARIES              21,892,721     20,025,841
                                                ----------     ----------
STOCKHOLDERS' EQUITY:
  Preferred Stocks                               7,256,275      9,065,975
  Common Stock, 797,016 and 1,033,572
     shares outstanding, respectively              265,672        344,524
  Class B Accumulating Convertible Stock,
    73,581 and 82,334 shares
     outstanding, respectively                       7,358          8,233
  Capital in excess of par value                37,605,196     41,202,210
  Accumulated deficit                          (16,920,900)    (9,348,058)
  Unrealized gains  on marketable
     securities                                  4,027,408      5,139,556
                                                ----------     ----------
         Total stockholders' equity             32,241,009     46,412,440
                                               -----------    -----------
                                             $ 246,575,255    249,279,943
                                               ===========    ===========






See Accompanying Notes to Consolidated Financial Statements.



                            SUNSTATES CORPORATION

                     Consolidated Statements of Operations
                                            For the Years Ended December 31,
                                                 1994         1993          1992
Revenues:
  Insurance premiums earned                  $ 46,228,281    69,165,138  128,294,934
  Manufacturing sales                         129,375,671    94,950,575   66,503,652
  Real estate sales                            18,896,322    10,185,808    3,780,746
  Investment income                             4,038,380    21,614,573   12,712,096
  Equity in earnings of affiliates                891,000       817,000    1,375,000
  Other income                                  9,724,259    10,460,690    3,725,822
                                              -----------   -----------  -----------
    Total revenues                            209,153,913   207,193,784  216,392,250
                                              -----------   -----------  -----------

Costs and expenses:
  Insurance loss and loss adjustment expenses  35,842,500    71,043,049  114,457,847
  Cost of manufacturing sales                 100,337,396    73,719,959   52,956,419
  Cost of real estate sales                    13,900,758     7,523,339    1,939,329
  Selling and operating costs                  56,106,801    52,757,927   57,854,013
  Corporate expenses                            2,966,020     2,422,278    2,629,487
  Interest expense                              3,945,271     4,304,127    3,857,465
                                              -----------   -----------  -----------
  Total costs and expenses                    213,098,746   211,770,679  233,694,560
                                              -----------   -----------  -----------
Loss from continuing operations before
 items shown below                             (3,944,833)   (4,576,895) (17,302,310)
   Provision for income taxes                  (2,039,074)     (727,939)  (1,658,719)
   Minority interest in income of
       subsidiaries                            (1,588,935)   (1,051,444)  (1,216,287)
                                                ---------     ---------    ---------

Loss from continuing operations                (7,572,842)   (6,356,278) (20,177,316)
  Discontinued operations:
    Income from cable television operations, net of
      tax                                              --       899,146      498,865
    Income from sale of cable television system,
      net of tax                                       --    46,565,847           --
                                                 --------    ----------      -------
                                                       --    47,464,993      498,865

Income (loss) before cumulative change in
 accounting principle                          (7,572,842)   41,108,715  (19,678,451)
  Cumulative effect on prior years of a change in
    accounting for income taxes                        --       260,000           --
                                                ---------     ----------  ----------
NET INCOME (LOSS)                            $ (7,572,842)    41,368,715 (19,678,451)
                                                =========     ==========  ==========



EARNINGS PER SHARE INFORMATION:
Net Income (Loss) Applicable to Common Stock $ (8,698,528)    39,971,574 (21,154,627)
                                                =========     ==========  ==========
Income (loss) per common share:
  Primary -
    Loss from continuing operations               $ (3.39)        (3.07)       (8.70)
    Discontinued operations                            --         18.81          .20
    Cumulative effect of accounting change             --           .10           --
                                                     ----         -----         ----
    Net income (loss)                             $ (3.39)        15.84        (8.50)
                                                     ====         =====         ====

  Fully diluted -
    Loss from continuing operations               $ (3.39)        (2.53)       (8.70)
    Discontinued operations                            --         15.51          .20
    Cumulative effect of accounting change             --           .08           --
                                                     ----         -----         ----
    Net income (loss)                             $ (3.39)        13.06        (8.50)
                                                     ====         =====         ====




See Accompanying Notes to Consolidated Financial Statements.






                             SUNSTATES CORPORATION
                   Consolidated Statements of Stockholders' Equity
             For the Years Ended December 31, 1994, 1993, and 1992


                                                                           $3.75      Class E                       Class B
                                                                         Cumulative  Preferred Stock               Accumulating
                                                                         Preferred                         Common  Convertible
                                                                           Stock      Series I Series II   Stock     Stock

          Balances, January 1, 1992, as previously reported          $     9,919,675    32,300    25,000   420,027    8,261
          Cumulative effect on prior years of change in method
            of inventory valuation
                                                               									   ---------    ------    ------   -------    -----
          Balances, January 1, 1992, as adjusted                           9,919,675    32,300    25,000   420,027    8,261
          Net loss
          Conversion of Class B Stock                                                                          257       (5)
          Adjustment of shares issued
            pursuant to prior merger                                          (9,100)                          (74)
          Purchase of treasury stock                                        (375,000)                      (53,592)
          Unrealized gains on securities
          Excess of fair market value paid
            over seller's historical cost basis
            of Sew Simple Systems, Inc.
                                                                  								 ---------    ------    ------   -------    -----
          Balances, December 31, 1992                                $     9,535,575    32,300    25,000   366,618    8,256
                                                                								   ---------    ------    ------   -------    -----


          Balances, January 1, 1993, as previously reported          $     9,535,575    32,300    25,000   366,618    8,256
          Cumulative effect on prior years of change in method
            of inventory valuation
									                                                                  ---------    ------    ------   -------    -----
          Balances, January 1, 1993, as adjusted                           9,535,575    32,300    25,000   366,618    8,256
          Net income
          Conversion of Class B Stock                                                                        1,323      (23)
          Adjustment of shares issued
            pursuant to prior merger                                         (11,900)                         (384)
          Purchase of treasury stock                                        (515,000)                      (23,033)
          Unrealized losses on securities
          Excess of fair market value paid
            over seller's historical cost basis
            of Epernay Properties, Inc.
                                                               									   ---------    ------   -------   -------    -----
          Balances, December 31, 1993                                $     9,008,675    32,300    25,000   344,524    8,233
                                                                								   ---------    ------    ------   -------    -----


          Balances, January 1, 1994, as previously reported          $     9,008,675    32,300    25,000   344,524    8,233

          Cumulative effect on prior years of change in method
            of inventory valuation
                                                               									   ---------    ------    ------   -------    -----
          Balances, January 1, 1994, as adjusted                           9,008,675    32,300    25,000   344,524    8,233
          Net income
          Conversion of Class B Stock                                                                        1,013      (14)
          Adjustment of shares issued
            pursuant to prior merger                                          (1,725)
          Purchase of treasury stock                                      (1,807,975)                      (79,865)    (861)
          Unrealized losses on securities
          Excess of fair market value paid
            over seller's historical cost basis
            of automobile
                                                               									   ---------    ------    ------   -------    -----
          Balances, December 31, 1994                                $     7,198,975    32,300    25,000   265,672    7,358
                                                                								   ---------    ------    ------   -------    -----

          See Accompanying Notes to Consolidated Financial Statements.





                             SUNSTATES CORPORATION
                   Consolidated Statements of Stockholders' Equity
             For the Years Ended December 31, 1994, 1993, and 1992


                                                                          Capital
                                                                             In                       Unrealized       Total
                                                                         Excess of    Accumulated  Gains (Losses)  Stockholders'
                                                                         Par Value      Deficit     On Securities      Equity

          Balances, January 1, 1992, as previously reported          $    47,663,139   (32,382,539)      6,390,649    32,076,512
          Cumulative effect on prior years of change in method
            of inventory valuation                                         6,245,669     1,344,217                     7,589,886
                                                               									  ----------    ----------       ---------    ----------
          Balances, January 1, 1992, as adjusted                          53,908,808   (31,038,322)      6,390,649    39,666,398
          Net loss                                                                     (19,678,451)                  (19,678,451)
          Conversion of Class B Stock                                           (252)                                         --
          Adjustment of shares issued
            pursuant to prior merger                                          (7,727)                                    (16,901)
          Purchase of treasury stock                                        (844,511)                                 (1,273,103)
          Unrealized gains on securities                                                                   445,913       445,913
          Excess of fair market value paid
            over seller's historical cost basis
            of Sew Simple Systems, Inc.                                  (10,933,955)                                (10,933,955)
                                                               									  ----------    ----------       ---------    ----------
          Balances, December 31, 1992                                $    42,122,363   (50,716,773)      6,836,562     8,209,901
                                                               									  ----------    ----------       ---------     ---------


          Balances, January 1, 1993, as previously reported          $    35,876,694   (52,105,270)      6,836,562       575,735
          Cumulative effect on prior years of change in method
            of inventory valuation                                         6,245,669     1,388,497                     7,634,166
                                                               								   ---------     ---------        ---------     ---------
          Balances, January 1, 1993, as adjusted                          42,122,363   (50,716,773)      6,836,562     8,209,901
          Net income                                                                    41,368,715                    41,368,715
          Conversion of Class B Stock                                         (1,300)                                         --
          Adjustment of shares issued
            pursuant to prior merger                                           7,692                                      (4,592)
          Purchase of treasury stock                                        (250,545)                                   (788,578)
          Unrealized losses on securities                                                               (1,697,006)   (1,697,006)
          Excess of fair market value paid
            over seller's historical cost basis
            of Epernay Properties, Inc.                                     (676,000)                                   (676,000)
                                                                								  ----------     ---------       ---------    ----------
          Balances, December 31, 1993                                $    41,202,210    (9,348,058)      5,139,556    46,412,440
                                                                								  ----------     ---------       ---------     ---------

          Balances, January 1, 1994, as previously reported          $    34,956,541   (10,452,194)      5,139,556    39,062,635
          Cumulative effect on prior years of change in method
            of inventory valuation                                         6,245,669     1,104,136                     7,349,805
                                                               									  ----------     ---------       ---------    ----------
          Balances, January 1, 1994, as adjusted                          41,202,210    (9,348,058)      5,139,556    46,412,440
          Net income                                                                    (7,572,842)                   (7,572,842)
          Conversion of Class B Stock                                           (999)
          Adjustment of shares issued
            pursuant to prior merger                                          (4,276)                                     (6,001)
          Purchase of treasury stock                                      (3,482,335)                                 (5,371,036)
          Unrealized losses on securities                                                               (1,112,148)   (1,112,148)
          Excess of fair market value paid
            over seller's historical cost basis
            of automobile                                                   (109,404)                                   (109,404)
                                                               									  ----------    ----------       ---------    ----------
          Balances, December 31, 1994                                $    37,605,196   (16,920,900)      4,027,408    32,241,009
                                                                								  ----------    ----------       ---------    ----------

          See Accompanying Notes to Consolidated Financial Statements.



                                     SUNSTATES CORPORATION

                              Consolidated Statements of Cash Flows


                                                For the Years Ended December 31,
                                                   1994           1993             1992

OPERATING ACTIVITIES:
  Net income (loss)                            $ (7,572,842)    41,368,715      (19,678,451)
  Adjustments to reconcile net loss
   to net cash provided by (utilized in)
      operating activities:
      Depreciation and amortization               5,331,635      7,224,238        6,011,065
      Adjustments to interest yields               (120,896)    (1,530,917)        (759,090)
      Gain on sale of cable television system            --    (47,581,293)              --
      Loss from sale of property, plant
      and equipment                                  11,056             --               --
      Realized gains on investments              (3,171,509)   (18,630,257)     (13,694,391)
      Reserves and writedowns                     6,127,927      1,897,741       10,354,137
      Loss on investment in real estate
       partnerships                                 162,057        245,081          548,477
      Equity in undistributed income               (977,953)      (839,740)      (1,463,768)
      Addition to minority interest               1,588,935      1,051,444        1,216,287
      Changes in assets and liabilities:
        Real estate held for development
         and sale                                11,154,090      5,160,866          742,198
        Inventories                              (6,182,832)    (1,820,080)      (1,419,340)
        Mortgage loans on real estate and land
          contracts receivable                     (285,882)       759,827          400,754
        Mortgage notes payable on real
         estate held                             (7,285,337)    (5,902,481)      (1,221,801)
        Insurance reserves and unearned
         premiums                               (21,995,891)   (37,657,216)       3,597,167
        Operating assets and other liabilities   (6,337,635)    (1,238,248)       7,272,778
                                           						 ----------     ----------       ----------
          Total adjustments                     (21,982,235)   (98,861,035)      11,584,473
                                          						 ----------     ----------       ----------

   Net cash utilized in operating activities    (29,555,077)   (57,492,320)      (8,093,978)
                                           					 ----------     ----------        ---------

INVESTING ACTIVITIES:
   Investments in securities sold or matured     59,426,083     84,488,742      116,101,387
   Investments in securities purchased          (28,636,511)   (44,848,950)     (91,052,863)
   Investments in affiliates sold (purchased)       705,411        695,518         (553,875)
   Loans to affiliates                             (508,935)    (3,754,967)      (1,548,736)
   Additional investment in subsidiaries                 --             --       (1,637,323)
   Purchases of property, plant and equipment    (5,617,113)    (6,255,105)      (2,187,826)
   Repayments of (issuances of) mortgage loans    1,254,692      3,575,152       (1,407,693)
   Proceeds from sale of cable television system         --     26,250,000               --
   Cash acquired (disposed of) through
    acquisitions                                         --     (2,306,304)         215,107
   Other investments                             (1,999,080)            --               --
   Acquisition of resort development assets              --             --       (7,273,183)
   Acquisition of newspaper publication assets           --             --         (475,000)
   Sale of idle furniture manufacturing
     plant and equipment                            135,261      1,593,928               --
                                          						 ----------     ----------       ----------

   Net cash provided by investing activities     24,759,808     59,438,014       10,179,995
                                           					 ----------     ----------       ----------
FINANCING ACTIVITIES:
   Proceeds from notes and mortgage
    notes payable                                29,791,132     13,250,000        5,004,162
   Repayments of notes and mortgage
    notes payable                               (23,327,384)   (11,267,415)      (5,476,161)
   Redemption of subordinated debentures                 --             --       (2,096,500)
   Dividends of majority-owned subsidiary           (91,977)    (2,326,937)         (92,352)
   Purchase of Company stock                     (5,377,037)    (  793,170)      (1,290,004)
                                          						  ---------      ---------        ---------
   Net cash provided by (utilized in)
   financing activities                             994,734     (1,137,522)      (3,950,855)
                                          						    -------      ---------        ---------

Increase (decrease) in cash                      (3,800,535)       808,172       (1,864,838)
Cash, beginning of year                           9,579,236      8,771,064       10,635,902
                                          						  ---------      ---------       ----------

Cash, end of year                                 5,778,701      9,579,236        8,771,064
Less: cash included in net assets of
    discontinued segment                                 --             --       (1,637,184)
Less: restricted cash                            (5,543,826)    (8,160,184)      (7,133,880)
                                          						  ---------      ---------        ---------

Unrestricted cash                              $    234,875      1,419,052               --
                                          						    =======      =========        =========

See Accompanying Notes to Consolidated Financial Statements.







            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

On December 13, 1993, the shareholders voted to change the name of the Company from Acton Corporation to Sunstates Corporation, effective January 1, 1994.

Parent Company

    Sunstates Corporation ("Sunstates" and/or the "Company") is a majority-owned subsidiary of Wisconsin Real Estate Investment Trust ("WREIT") and WREIT in turn is a direct and indirect majority-owned subsidiary of the following companies: Hickory Furniture Company ("Hickory"), Telco Capital Corporation ("Telco") and RDIS Corporation ("RDIS").

Sale of Cable Television System

    On December 30, 1993, Sunstates Corporation completed the sale of its sole remaining cable television system comprised of approximately 44,000 subscribers located in Anne Arundel County, Maryland to InterMedia Partners of San Francisco, California. The $76 million sale price produced after-tax net income of $46.5 million or $18.45 per share on a primary basis and $15.22 per share on a fully diluted basis.

    The $76 million consideration consisted of $26.5 million in cash, the assumption of approximately $32.1 million of debt (without recourse to the Company) which was outstanding against the system and a $17.4 million secured note initially bearing interest at LIBOR plus 3% and paid in June 1994.

    With the sale of its sole remaining cable television system, the Company is no longer engaged in the cable television business and accordingly the Company has presented its cable television segment as a discontinued operation in the accompanying financial statements. Prior years' statements have been reclassified to remove the operations of the cable television segment from income from continuing operations and to present the segment's net assets and liabilities on a single line in the balance sheet. Revenues from the operations of the cable television system totalled $17,189,152 and $16,385,939 for the years ended December 31, 1993 and 1992, respectively.


Alba-Waldensian Consolidation

    Alba-Waldensian, Inc. ("Alba"), a manufacturer of women's hosiery and pantyhose, women's casual hosiery products, women's intimate apparel, men's hosiery, medical specialty products and warp knit products located in Valdese, N. C., has been an investee of the Company accounted for utilizing the equity method of accounting since May, 1987. Effective June 30, 1993, Alba became a 50.1% owned subsidiary of the Company's insurance subsidiary, and accordingly, the accounts of Alba have been consolidated in the accompanying financial statements as of that date.

    The following table presents the Company's investment as allocated utilizing the purchase method of accounting to the individual assets and liabilities of Alba as of June 30, 1993 (amounts in thousands):

      Property, plant and equipment                $9,682
      Restricted cash                                  77
      Accounts receivable                           7,703
      Inventories                                  11,354
      Prepaid expenses                              1,463
      Notes payable                                (1,291)
      Mortgage notes payable                         (150)
      Accounts payable                             (1,554)
      Accrued expenses                             (1,553)
      Other liabilities                            (1,845)
      Minority interest in net assets             (13,112)
                                                   ------

        Consolidated net assets                  $ 10,774
                                                   ======

    Prior to June 30, 1993, the Company's investment in Alba was presented in the Balance Sheet as an investment in affiliates and the Company's share of Alba's earnings, which averaged 49.9% during the six months ended June 30, 1993, and the years ended December 31, 1992 and 1991, was reported as equity in earnings of affiliates in the Statement of Operations. Accordingly, there would be no material change to reported net income or earnings per share had the acquisition been consummated at the beginning of either 1993 or 1992. Commencing July 1, 1993, the operating revenues and expenses of Alba are included in the Company's Consolidated Statements of Operations and contributed $26,798,277 of revenues and $1,004,407 of pre-tax income before minority interests of $287,878 during the year.



Sew Simple Systems, Inc.

    On January 17, 1989, Sunstates acquired from Hickory, for a cash payment of $2,000,000, a 99% ownership interest in Sew Simple
Systems, Inc. ("Sew Simple"), a designer and manufacturer of automated textile machinery located in Fountain Inn, South
Carolina.   Accordingly, Sew Simple has been included in Sunstates'
consolidated financial statements since that date. The Stock Purchase Agreement provided that if Hickory should find a buyer for Sew Simple prior to the expiration of the Agreement, then Hickory would be entitled to additional amounts based upon the excess, if any, of the sales price over an escalating amount specified in the contract, which, as of April 13, 1992, was approximately $3.4 million (the Rights).

    On April 13, 1992, Sunstates acquired from Hickory its remaining 1% ownership and its Rights under the Stock Purchase Agreement for
approximately $13.6 million.   The consideration given by Sunstates
included the assignment of approximately $12 million previously due to Sunstates from Hickory and other affiliates plus a note payable for the remaining $1.6 million.

    At April 13, 1992, Hickory beneficially owned approximately 52% of the common equity interests of Sunstates (61% on a fully diluted basis) and controlled approximately 79% of its voting interests. Generally accepted accounting principles applicable to purchases of businesses in transactions between entities under common voting control require that the assets acquired be recorded at their historical cost basis as previously reflected on the books of the seller. Accordingly, approximately $11 million, representing the excess of the fair market value paid for Hickory's remaining interest in Sew Simple over Hickory's historical cost basis, was reflected as a reduction to Sunstates' capital in excess of par value as of the date of the transaction. Future reported results of operations will be favorably impacted as the result of the elimination of Hickory's Rights under the Stock Purchase Agreement.

Subsequent Event - Balfour Acquisition

    On March 6, 1995, the Company's textile apparel manufacturing subsidiary (Alba) purchased the Balfour Health Care Division and manufacturing facility in Rockwood, Tennessee from Kayser-Roth Corporation for approximately $14.5 million, subject to post-closing adjustments. The acquisition of Balfour will add approximately $15 million in annual sales to Alba. Alba financed 100% of the acquisition price with a revolving loan agreement provided by a major bank.



2.  Significant Accounting Policies

Principles of Consolidation

    The consolidated financial statements include the accounts of Sunstates and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Hickory White is included based on its 52/53 week fiscal year which ended on January 2, 1993, January 1, 1994 and December 31, 1994. Wellco is included based upon its four fiscal quarters ended January 2, 1993, January 1, 1994 and December 31, 1994. The accounts of Hickory White and Wellco have been included in the accompanying consolidated financial statements as of those dates. There were no material transactions during the periods from those dates to December 31st of each year.

    The accounts of Sunstates' insurance subsidiaries are included based upon generally accepted accounting principles which differ from statutory accounting practices required by regulatory authorities.

Property, Plant and Equipment

    Property, plant and equipment consists of investment in productive facilities and equipment, including (prior to December 30, 1993) the cost of acquired cable television franchises. Such assets are stated at cost and are depreciated and amortized over their estimated useful lives (ranging from 3 to 40 years, 15 years for cable television) primarily on a straight-line basis.

    Certain shoe-making machinery is leased to licensees under cancelable operating leases. Such activity is accounted for by the operating method whereby leased assets are capitalized and depreciated over their estimated useful lives (5 to 20 years) and rentals, based primarily on the volume of shoes produced or shipped by the lessees, are recorded during the period earned.

Real Estate Held for Development and Sale

    Real estate held for development and sale is recorded at the lower of cost or net realizable value. Depreciation, where appropriate, is provided using the straight-line method over the estimated useful lives of the assets (not exceeding forty years).

    During the construction and development phase of real estate development certain costs are capitalized, including the cost of land, land improvements, construction, amenities, and certain indirect costs such as interest and real estate taxes. Construction and development costs are allocated to cost of sales using specific identification or other methods, as appropriate. During the sell-out or rent-up period, which is limited to a period no longer than one year after construction completion, the net results of incidental operations are reflected as an adjustment to the construction cost of the project.

Investments

    On December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 ("Accounting for Certain Investments in Debt and Equity Securities"). Under this Statement the Company began reporting its investment in debt securities, which are all classified as available for sale, at fair value, with unrealized gains or losses (other than permanent declines in value) excluded from earnings and reported in a separate component of stockholders' equity. Prior to December 31, 1993, the Company accounted for investments in debt securities at original cost, adjusted for amortization of premium or discount and permanent declines in value. Furthermore, under Statement No. 115, the Company began reporting marketable equity securities available for sale which are owned by other than its insurance subsidiary at their fair value, with unrealized gains or losses (other than permanent declines in value) reported in a separate component of stockholders' equity. Prior to December 31, 1993, marketable equity securities not owned by Sunstates' insurance subsidiaries were carried at the lower of aggregate cost or market value, whereas marketable equity securities owned by its insurance subsidiary have always been reported at fair value in a manner similar to that now required under Statement No. 115.

    A summary of the Company's accounting policies for investments are as follows:

         Short-term investments are carried at cost, which approximates market, and represent the temporary investment of excess cash balances within the insurance investment portfolio. These investments are composed of interest-bearing deposits and other investments in short-term financial instruments.

         Fixed maturities investments representing debt securities are available for sale and are reported at their fair value. In addition to debt securities as described above, fixed maturity investments include certain collateralized notes receivable which are accounted for at original cost, as adjusted for amortization of premium or discount and permanent declines in value.

         Equity securities are available for sale and are carried at current market value.

         Investments in affiliates represent investments which are accounted for utilizing the equity method of accounting and the common stocks of certain of Sunstates' direct and indirect parent companies which are carried at cost.

    Realized gains and losses on the sale of investments are recognized in net income on the specific identification basis.
Changes in market values of debt and equity securities available for sale are reflected as unrealized gains (losses) directly in stockholders' equity and accordingly have no effect on net income. Unrealized losses which are deemed to be other than temporary are charged to operations. The Company may also invest in equity or index put or call options which are carried at their current market values with any change in such values being immediately recognized in the income statement.

Cash

    Sunstates may invest cash in excess of operating requirements in income producing investments including certificates of deposit and money market accounts which have original maturities of three months or less. Such short-term investments, other than those which are a part of the insurance investment portfolio, are included in the cash balances reported in the accompanying financial statements. The carrying amount approximates fair value because of the short maturity of those instruments.


Restricted Cash

    Restricted cash primarily represents cash of the insurance subsidiaries, whose ability to transfer cash to Sunstates is restricted by regulatory authorities. Restricted cash also represents cash of other subsidiaries which is restricted by law or by contract to specific purposes and is generally not available for other discretionary use. The carrying amount approximates fair value because of the short maturity of those instruments.


Receivables

    Accounts receivable result primarily from the Company's furniture, textile apparel and military footwear manufacturing businesses and represent amounts receivable under normal trade terms. No single customer accounted for more than 3% of sales in 1994 except for the Company's textile apparel manufacturing division's sales to Baxter Health Care Corporation which totalled $12,902,722, $13,610,937 and $11,074,280 for the years ended December 31, 1994, 1993 and 1992, respectively. Military footwear sales are primarily to the U. S. government. Accounts receivable are net of a reserve for possible uncollectible amounts of $804,047 and $737,036 at December 31, 1994 and 1993, respectively.

    The Company conducts its insurance business in certain states through managing general agents who issue the Company's policies to
and collect premiums from other agents and retail customers.   These
managing general agents are given normal trade credit terms of between 45 to 60 days and at December 31, 1994, the Company had $2,027,270 of premium receivables from 5 different managing general agents, the largest of which totalled $1,640,955. Premiums receivable are net of a reserve for possible uncollectible amounts of $500,000 at both December 31, 1994 and 1993.

Inventories

    Textile apparel manufacturing inventories are stated at the lower of cost as determined by the first-in, first-out (FIFO) method or market.

    Raw materials and supplies of the military footwear manufacturing subsidiary are valued at the lower of first-in, first-out cost or market. Finished goods and work in progress of this subsidiary are valued at the lower of actual cost, determined on a specific basis, or market. Such inventories have been reduced by progress payments received on United States government contracts since title to all inventories related to these contracts vests in the U. S. government.

    During 1994, the Company changed its method of inventory valuation for its furniture manufacturing inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method because the FIFO method of reporting inventories and cost of sales represents a preferable method. The change is reported in the accompanying financial statements by restating all prior years to reflect the new method of accounting. The change is preferable, in part, because under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results. Also, as a result of the recent operating losses and demands upon its liquidity, the Company believes its financial position is the primary concern of the readers of its financial statements and that the accounting change will reflect inventories in the balance sheet at a value that more closely represents current costs.

    Restatement of operating results due to the change decreased cost of manufacturing sales and the net loss by $731,197 ($.29 per primary and fully diluted share) in 1994, increased cost of manufacturing sales and decreased net income by $284,361 ($.11 per primary share and $.09 per fully diluted share) in 1993 and decreased cost of manufacturing sales and the net loss by $44,280 ($.02 per primary and fully diluted share) in 1992. The cumulative effect of the change of $7,589,886 represents the reversal of the LIFO reserve as of January 1, 1992. Of this amount, $6,245,669 represented the LIFO reserve originally recorded in connection with the acquisition of the furniture assets from the Company's controlling shareholder in June of 1990. The original accounting for this acquisition resulted in a charge to paid in capital to reflect the excess of the purchase price paid over the seller's historical cost basis of the assets acquired. Accordingly, $6,245,669 has been reflected in the accompanying financial statements as a retroactive adjustment to paid in capital. The remaining balance of $1,344,217 has been reported as an adjustment to the accumulated deficit as of January 1, 1992. The aggregate effect of the change was to increase stockholders' equity by $8,081,002 as of December 31, 1994.

    Other inventories, consisting mainly of raw materials and work in process related to the textile equipment manufacturing business are stated at the lower of cost (determined on a first-in, first-out method) or market.

Policy Acquisition Costs

    Commissions and other variable costs related to the production of profitable new insurance underwriting business are deferred at the time of policy issuance. The Company may reduce such deferred costs when necessary to ensure that when combined with estimated costs of future claims and claims adjustment expenses, such costs do not exceed the amount of unearned premiums relating to the new business. Policy acquisition costs are amortized against income over the term of the related insurance policy and amortization totalled $1,670,889, $4,314,649, and $6,060,029 for the years ended December 31, 1994,
1993, and 1992, respectively.

Other Assets

         The Company also invests in oriental artwork, antique jewelry and books and other collectibles which are purchased and sold through dealers and at public auctions. Such collectible investments are carried at cost (which does not exceed market) and are saleable.
At December 31, 1994, other assets included $2,256,909 of such collectible investments.


Costs in Excess of Assets Acquired

    Costs in excess of net assets acquired represents the excess of the purchase price over the fair value of net assets acquired in connection with the acquisition of the insurance, manufacturing and newspaper publishing businesses. The Company evaluates the continued recoverability of its tangible assets, including cost in excess of assets acquired, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Factors which would trigger such an evaluation would include, but not limited to a significant decrease in the market value of an asset or operation, a significant change in the extent or manner in which an asset is being used, a significant change in legal factors or business climate and an expectation of continuing future losses. The Company evaluates the realizability of goodwill based upon expectations of nondiscounted cash flows and operating income for each subsidiary having a material amount of goodwill recorded.

These costs are being amortized on a straight-line basis over a 20 and 10-year period, respectively, except with respect to $3,706,258 related to furniture acquisitions prior to 1970 which is not being amortized since, in the opinion of management, there has not been any diminution in its value. Cumulative amortization totalled $1,883,409 and $1,649,004 at December 31, 1994 and 1993, respectively.

Insurance Reserves

    Reserve for losses represents the estimated liability on all claims outstanding plus a reserve for losses incurred but not yet reported. An amount for both future overhead and external expenses expected to be incurred in processing and settling such claims is also estimated and added to the reserves for claims. Case-basis evaluations and other statistical and judgmental methods, including independent actuarial reviews, are used to establish and continually evaluate the adequacy of the reserves. The ultimate amount of losses and loss adjustment expenses paid may differ from previously recorded reserves and any adjustments which may thereby be determined to be necessary are reflected in current operations at the time such differences are identified.

Unearned Premiums

    Premium revenue is recognized in income on a pro-rata basis over the terms of the related insurance policies.

Reinsurance

    Sunstates is involved in both the cession and assumption of reinsurance with other insurance companies. Reinsurance is assumed primarily on a quota share, or dollar for dollar sharing basis, on business which is essentially the same type of business which is written directly. Reinsurance premiums, commissions, claim processing expense reimbursements, and reserves related to reinsurance business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Earned premiums related to assumed reinsurance totalled $481,841, $5,655,727, and $19,402,040 for the years ended December 31, 1994, 1993 and 1992, respectively.

    To the extent that a portion of the Company's liabilities under its insurance policies have been ceded to other insurance companies, these policy risks are treated as though they are risks for which the Company is not liable. A contingent liability exists with respect to such reinsurance in the event the reinsurer is unable to meet its obligations. At December 31, 1994, reinsured unpaid losses and unearned premiums totalled $1,261,774.


Manufacturing Revenue

    Sales of furniture, textile apparel and automated textile machinery are recorded at the time the inventory is shipped. Military footwear is sold primarily under contracts with the United States government and revenue is recognized at the time the goods are inspected and accepted by the United States government.


Real Estate Revenue

    Profits on sales of real estate are recorded under the full accrual method or other generally accepted methods, as appropriate.

    Interest, rent and other operating income is recorded when earned, except that interest is not accrued on loans which are in excess of sixty days past due and other income is not recognized if collectability is doubtful.

Pensions

    Certain of Sunstates' manufacturing operations maintain defined benefit pension plans covering substantially all of their employees. The benefits under these plans are based upon years of service and employee compensation. Sunstates' policy is to fund the minimum amount required by the Employee Retirement Income Security Act.

Income Taxes

    Sunstates and its eligible United States subsidiaries file consolidated federal income tax returns. Income earned by its Puerto Rican subsidiary is not subject to United States federal income tax and is 90% exempt from Puerto Rican income taxes through the year
2000.

    Income taxes for both federal and state tax purposes are provided based on both income reported for financial statement purposes and the applicable tax laws and rates in effect for the years presented. Significant net operating loss carryforwards for federal income tax purposes are available which may be utilized to eliminate, except for alternative minimum tax, substantially all federal income taxes.

    The Company adopted prospectively Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", effective January 1, 1993. This Statement affects methods of accounting for deferred tax assets and liabilities, recognizing benefits of existing net operating loss carryforwards, and the accounting for income tax effects of business combinations accounted for under the purchase method. The utilization of net operating loss carryforwards is no longer reported as an extraordinary item in the statement of operations but instead the current provision for income tax expense is presented net of any benefit recognized from the utilization of existing net operating loss carryforwards. The Statement also requires the use of the asset and liability method of accounting for income taxes wherein deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In establishing such an allowance, the Company considers all available information, including but not limited to, its historical taxable income record, the likelihood of future taxable income, the availability of tax planning strategies and the existence of taxable temporary differences which will reverse during periods in which the Company's net operating loss carryforwards will be available to offset such taxable items.

Financial Instruments

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    Mortgage Loans - estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit risks and for the same remaining maturities.

    Land Contracts Receivable - by discounting future cash flows using the current rates at which the Company is now making such loans (12%).

    Short-term Investments - the carrying amount approximates fair value because of the short-term maturity of those instruments.

    Fixed Maturity Investments - marketable debt securities are valued at their quoted market prices or dealer quotes. Other debt securities are valued by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit risks and for the same remaining maturities.

    Equity Security Investments - valued at their quoted market prices or dealer quotes.

    Investments in Affiliates - valued at their quoted market prices or dealer quotes.

    Receivables from Affiliates - due to their related party nature and terms of the receivables from affiliates, the Company cannot estimate the fair market value of such financial instruments.

    Notes Payable - these notes substantially bear interest at a floating rate of interest based upon the lending institution's prime lending rate. Accordingly, the fair value approximates their reported carrying amount at December 31, 1994.

    Mortgage Notes - estimated based upon current market borrowing rates for loans with similar terms and maturities.



   The estimated fair values of the Company's financial instruments are as follows:

                                    December 31, 1994               December 31, 1993
                                  Carrying           Fair        Carrying           Fair
                                   Amount           Value         Amount            Value

Financial Assets:
   Mortgage Loans               $ 5,308,939        5,326,000     6,208,060       6,520,000
   Land Contracts Receivable      5,116,720        6,769,000     6,484,181       7,844,000
   Short-term Investments        14,042,345       14,042,345    21,934,448      21,934,448
   Fixed Maturity Investments    39,314,135       39,314,135    30,630,532      30,630,532
   Equity Security Investments   20,790,717       20,790,717    18,936,524      18,936,524
   Investment in Affiliates       4,758,706       21,165,222     4,427,275      16,158,867

Financial Liabilities:
   Notes Payable                 52,676,514       52,676,514    19,529,386      19,529,386
   Mortgage Notes                16,111,437       15,769,000    24,415,195      24,913,000


Reclassifications

   Certain amounts in the financial statements for prior years have been reclassified to conform to current year presentation. Such reclassifications had no effect on previously reported net income or stockholders' equity.


3. Real Estate

Property, Plant and Equipment


    Investment in property, plant and equipment is summarized as follows:

                                                       December 31,
                                               1994                      1993
  Manufacturing -
     Productive facilities and equipment     $20,314,779            19,901,006
     Machinery leased to licensees               144,199               218,842
   Insurance -
     Office facilities                         1,490,874             1,438,512
     Equipment and fixtures                    1,283,879             1,508,542
   Real Estate Operations -
     Equipment and fixtures                      257,125                57,744
    Hotel Operations -
     Hotel                                     4,928,224             4,397,846
     Golf course                               2,110,400             1,801,680
    Corporate and other -
     Equipment and fixtures                      576,930               240,032
                                          						 -------               -------

   Total                                    $ 31,106,410            29,564,204
                                   					      ==========            ==========

 Property, plant and equipment is shown net of accumulated depreciation and amortization of $41,084,496 and $37,616,828 at December 31, 1994 and 1993, respectively. Included therein is $1,374,609 and $1,303,521 of accumulated depreciation related to machinery leased to licensees at December 31, 1994 and 1993, respectively. Rental revenue on such leased machinery, substantially all of which vary with lessee's production or shipments, totalled $132,355, $139,083 and $127,845 for the years ended December 31, 1994,
1993 and 1992, respectively.

 Property, plant and equipment totalling $27,413,700 is pledged as collateral under various notes and mortgages outstanding at December 31, 1994 (see Note 6).


Real Estate Held For Development and Sale

 Real estate held for development and sale is summarized in the following table:

                                                    December 31,
                                               1994             1993

 Shopping centers                           $16,222,598      17,019,585
 Office buildings                             1,104,059       1,140,887
 Motel                                               --         850,000
 Apartments                                          --       8,618,889
 Residential land                             1,667,436       1,715,666
 Recreational lots                            1,030,542       1,232,204
 Other land                                   1,311,691       5,162,726
 Interest in partnerships                       985,272       1,146,692
 Resort properties                            4,782,228       3,657,009
 Other                                        2,320,149       1,442,153
	                                   				     ----------	     ----------
                                             29,423,975      41,985,811

 Adjustment to historical cost                 (445,477)     (1,079,811)
	                                   				     ----------	     ----------
                                           $ 28,978,498      40,906,000
                                     			     ==========      ==========

 Certain of the assets shown above are stated at their fair values as established in connection with a 1985 merger. The adjustment to historical cost represents the difference between such fair values and the cost which was allocated to those assets in connection with the merger.

 Approximately $17,721,000 of the real estate was pledged to secure various mortgage notes payable at December 31, 1994 (see Note 6).

  Interest capitalized on the above assets during the years ended
December 31, 1994, 1993 and 1992 totalled $6,096, $9,907, and
$316,506, respectively.

 Real estate presented above is net of accumulated depreciation of $2,516,956 and $2,621,464 at December 31, 1994 and 1993,
respectively.


Mortgage Loans

 Certain mortgage loans are stated at their fair values as established in connection with a 1985 merger. An adjustment to historical cost was established representing the difference between such fair values and the cost allocated to those mortgage loans in connection with the merger. At December 31, 1994 and 1993 the remaining balance of this adjustment to historical cost was $21,292 and $43,308 respectively.

 Mortgage loans at December 31, 1994 and 1993 are net of unamortized discount of $272,824 and $332,747 and allowances for possible losses of $165,036 and $153,092, respectively. The effective interest rates used to discount these loans range from 8.25% to 20%. The weighted average interest rates on the mortgage loan portfolio were 11.13% and 9.8% for the years ended December 31, 1994 and 1993, respectively.






 Estimated collections of principal on mortgage loans at December 31, 1994 are as follows:

     Years Ending                                       Principal
     December 31,                                      Collections
        1995                                           $   937,117
        1996                                               318,486
        1997                                             1,406,850
        1998                                             1,625,811
        1999                                               110,273
        2000 and thereafter                              1,369,554
                                                 							 ---------
        Total gross receivables                          5,768,091
      Less: Unamortized interest discounts                (272,824)
            Allowance for possible losses                 (165,036)
                                                 							 ---------
                                                         5,330,231
            Adjustment to historical cost                  (21,292)
                                                 							 ---------
                                                      $  5,308,939
                                                 							 =========


Land Contracts Receivable

 NDC typically finances its sales of recreational and second home resort lots, after a 10% down payment, over a period of three to seven years with an interest rate of 12%. Estimated collections of principal on land contracts receivable at December 31, 1994 are as follows:

     Years Ending                                       Principal
     December 31,                                      Collections

        1995                                           $3,088,140
        1996                                            1,280,822
        1997                                            1,083,409
        1998                                              825,140
        1999                                              527,223
        2000 and thereafter                               138,415
                                                 							---------
        Total gross receivables                         6,943,149
          Less:  Unamortized interest discounts          (246,004)
                 Allowance for cancellation and
                  uncollectible accounts               (1,580,425)
                                                 							---------
                                                     $  5,116,720
                                                  						=========

 Land contracts receivable are discounted to reflect market rates of interest prevailing at the date of sale, primarily 12-15%. The discounts are amortized to operations using the interest method over the term of the respective notes.


4.  Investments

Fixed Maturities

 In addition to marketable debt securities available for sale, fixed maturity investments include certain collateralized notes receivable which are accounted for at original cost, as adjusted for amortization of premium or discount and permanent declines in value ("carrying amount"). In 1993, the Company adopted Statement of Financial Accounting Standards No. 114 ("Accounting by Creditors for Impairment of a Loan"). Under this Statement an impaired loan is valued at the lower of its carrying amount or its net realizable value, including interest to be collected. Any changes in its estimated net realizable value, up to but not exceeding the loan's carrying amount, are reported as an adjustment to bad debt expense for the period. At December 31, 1994 and 1993, the Company had one collateralized note receivable which had previously been impaired. During 1993, the estimated net realizable value of the loan increased as the result of bankruptcy court's approval for the sale of the debtor's business,
which was completed in February 1994.   The following presents the
activity in the allowance for credit losses during 1993 and 1994:

        Balance, January 1, 1993                           $575,803
        Reduction to bad debt expense                       575,803
                                                 							    -------
        Balance, December 31, 1993 and 1994             $      --
                                                 							    =======


 The amortized cost and estimated market values (based upon quoted market prices, dealer quotes and other sources) of fixed maturity investments are as follows:
                                                                           December 31, 1994

                                                                           Gross           Gross      Estimated
                                                         Amortized         Unrealized    Unrealized     Market
                                                            Cost             Gains         Losses      Value
Debt Securities Available for Sale:
  US Treasury securities and obligations
   of US government corporations and agencies             $31,363,751             --       (133,517)    31,230,234

  Debt securities issued by foreign governments                29,781             --         (1,981)        27,800

  Corporate securities                                      7,509,468        188,477        (20,376)     7,677,569

Collateralized Notes Receivable                               378,532             --             --        378,532
                                                 							   ----------        -------        -------     ----------
 Totals                                                  $ 39,281,532        188,477       (155,874)    39,314,135
                                                 							   ==========        =======        =======     ==========


                                                                        December 31, 1993

                                                          Gross          Gross      Estimated
                                                        Amortized      Unrealized   Unrealized     Market
                                                           Cost          Gains        Losses       Value
Debt Securities Available for Sale:
  US Treasury securities and obligations
   of US government corporations and agencies            $3,519,610      21,376          --       3,540,986

  Obligations of states and political
   subdivisions                                               5,000          --          --           5,000

  Debt securities issued by foreign governments              35,000          --          --          35,000

  Corporate securities                                    3,647,072     742,927    (155,878)      4,234,121

Collateralized Notes Receivable                          22,815,425          --          --      22,815,425
                                                 							 ----------     -------     -------      ----------
 Totals                                                $ 30,022,107     764,303    (155,878)     30,630,532
                                                 							 ==========     =======     =======      ==========


 Included in fixed maturity investments at December 31, 1994, are certain one and two-year U. S. Treasury securities yielding 7.22% to 7.67% with an original cost of $25,522,655 (approximates market) which were acquired under agreements to resell on various dates through April 3,1995. Due to the short-term nature of the agreements, the Company did not take possession of the securities which were instead held in custody by the Company's brokerage firms. Additionally, the Company borrowed $25,343,045 from these brokerage firms against such securities with interest rates ranging from 5.25% to 6.375% and maturing on various dates through April 3, 1995 (see
Note 6).

 The amortized cost and estimated market value of debt securities at December 31, 1994, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               Estimated
                                               Amortized         Market
                                                Cost             Value
Due in one year or less                    $  23,358,463      23,425,184
Due after one year through five years         13,852,877      13,675,012
Due after five years through ten years         1,619,823       1,763,570
Due after ten years                               71,837          71,837
                                   					      ----------      ----------
                                              38,903,000      38,935,603
Collateralized notes receivable (due in 1995)    378,532         378,532
                                   					      ----------      ----------
                                            $ 39,281,532      39,314,135
                                              ==========      ==========


 The following information relates to debt security transactions during the years indicated:

                                       For the Year Ended December 31,

                                        1994             1993              1992

Proceeds from sales               $    51,786,402    33,104,115        16,604,493
Gross gains realized              $       549,522     2,904,018         1,151,038
Gross losses realized             $      (171,701)      (66,906)          (23,287)
Market writedowns recognized      $      (361,863)      (14,284)       (5,184,545)



 At December 31, 1994, investments in high yield, unrated or non-investment grade securities and notes totalled $1,946,506 with an aggregate market value of $1,946,506. Included in this category at December 31, 1994, is a receivable of $378,532 remaining from a bankruptcy filed during 1993. During 1993 the bankruptcy court approved the sale of the debtor's assets (which closed in 1994) wherein the Company received distributions totalling $5,923,320, which were sufficient to realize all but $378,532 of the carrying value of the note at December 31, 1993. The Company anticipates receiving additional distributions from the bankruptcy which will exceed the carrying value of the receivable at December 31, 1994.

 As required by law, bonds and certificates of deposit carried at $6,433,045 and $4,244,606 at December 31, 1994 and 1993,
respectively, were on deposit with the various states in which the insurance subsidiaries are doing business.

Equity Securities

 The cost of marketable equity securities available for sale totalled $16,382,784 and $14,266,424 at December 31, 1994, and 1993,
respectively.

 At December 31, 1994, the net pre-tax unrealized gains on marketable equity securities of $4,407,933 included in stockholders' equity was comprised of $5,313,461 of unrealized gains and $905,528 of unrealized losses.

 Net realized gains related to sales of equity securities which are included in investment income in the accompanying financial statements totalled $12,528,332, $15,434,405, and $2,338,276 for the three years ended December 31, 1994. In addition, writedowns to reflect what the Company believed to be other than temporary declines in the market value of equity securities totalled $913,590 and $1,394,322 during the years ended December 31, 1994 and 1992, respectively.


Investments in Affiliates

    During the period from 1987 through 1991, Normandy acquired from Hickory and on the open market a 49.94% interest in Alba-Waldensian, Inc. ("Alba"), a manufacturer of knitted apparel and health care products. Accordingly, Alba has been an investee of the Company accounted for utilizing the equity method of accounting since May, 1987. Effective June 30, 1993, Alba became a 50.1% owned subsidiary of the Company's insurance subsidiary, and accordingly, the accounts of Alba have been consolidated in the accompanying financial statements since that date (see Note 1).

    Rocky Mountain Chocolate Factory, Inc. ("Rocky Mountain"), located in Durango, Colorado, manufactures, from its own recipes, a line of gourmet chocolates and other premium confectionery products for sale at company-owned and franchised stores. On December 31, 1989, Sunstates became the owner of 35.12% of the common stock of Rocky Mountain through the conversion of a note which was held in its investment portfolio and thereby commenced equity accounting for its investment at that date. In addition to the $2,678,715 carrying value of Sunstates' investment in 55% of the common stock of Rocky Mountain indicated below (which represents an equity in the underlying net assets of Rocky Mountain totalling $3,041,000), Sunstates also holds additional notes with a carrying value of $1,124,996, which are secured by the common stock of Rocky Mountain. Although Sunstates' present ownership of Rocky Mountain is over 50%, the financial statements of Rocky Mountain have not been consolidated with Sunstates' due to immateriality. At December 31, 1994, the
Company's investment in Rocky Mountain stock, which has a carrying value of $2,678,715 and a market value of $19,537,970, was pledged to secure a note payable to a bank (see Note 6).

    The following is a summary of the equity in earnings of equity investees recognized by the Company during the three years ended
December 31, 1994:

                          Rocky
     Year     Alba       Mountain

    1992  $ 1,274             101
    1993      435             382
    1994       --             891

 The difference between the cost of the investments and the underlying net assets of investees is allocated to the property, plant and equipment of the investee and amortized over the depreciable life of the assets. At December 31, 1994, consolidated stockholders' equity included $1,566,221 of cumulative undistributed earnings of equity investees.

 Also included in investment in affiliates on the accompanying Consolidated Balance Sheet at December 31, 1994, is the common stock of certain of Sunstates' direct and indirect parent companies which was purchased on the open market at an aggregate cost of $954,995. (See Note 12 regarding the writeoff at December 31, 1994, of the Company's investment in WREIT.)

5.  Inventories

 The principal classifications of inventories are:

                                          December 31,
                                       1994            1993
Furniture manufacturing -
     Materials and supplies          $ 2,807,511      2,718,289
     Work in process                   6,535,222      6,452,802
     Finished goods                   12,041,195      8,838,599
                            				      ----------     ----------
                                      21,383,928     18,009,690
                            				      ----------     ----------
Textile apparel manufacturing -
  Materials and supplies               3,296,755      2,548,836
  Work in progress                     5,803,012      5,870,073
  Finished goods                       8,164,413      5,729,717
                            				      ----------     ----------
                                      17,264,180     14,148,626
                            				      ----------     ----------
Bootwear manufacturing -
  Materials and supplies                 882,022      1,314,587
  Work in progress                     1,501,282      1,608,896
  Finished goods                         542,876        146,647
                            				       ---------      ---------
                                       2,926,180      3,070,130
                            				       ---------      ---------

Textile equipment manufacturing          883,086      1,254,300
Resort development                       164,036        124,834
Other                                    287,521        118,519
                            				      ----------     ----------
                                     $42,908,931     36,726,099
                            				      ==========     ==========

 (See Note 2 for information regarding a change in method of valuing the furniture subsidiary's inventories.)



6.  Debt

Notes Payable

 The following table summarizes notes payable:
                                                   December 31,
                                                 1994           1993

Notes payable to bank                        $10,000,000     6,000,000

Investment financing                          25,343,045            --

Revolving credit line                         11,860,195    10,706,789

Equipment loan                                 1,500,000     2,000,000

Capitalized lease obligations                    715,186       802,597

Short-term borrowings                          3,248,062        20,000

Other                                             10,026            --
                                   					       ----------   ----------
                                             $ 52,676,514   19,529,386
                                   					       ==========   ==========


 The Company's note payable to a bank matures December 29, 1995, bears interest at Prime + 1% and is secured by the Company's investment in its textile apparel, military footwear manufacturing subsidiaries and its investment in Rocky Mountain (see Note 4). Additionally, the Company has pledged substantially all of the assets of its hotel and golf resort and its automated textile equipment manufacturing operations as collateral under this note.

 On October 27, 1993, the Company's insurance subsidiary entered into a $10,000,000 loan agreement with a bank bearing interest at Prime plus 0.5% and due on January 26, 1994. The outstanding balance of $6,000,000 at December 31, 1993, was secured by the Company's investment in its textile apparel and military footwear manufacturing subsidiaries and its investment in Rocky Mountain (see Note 4) and was repaid on January 3, 1994, with a portion of the proceeds from the sale of the cable television system.

 During December 1994, the insurance subsidiary borrowed $25,343,045 from various brokerage firms at rates varying from 5.25% to 6.375%, with maturities through April 3, 1995. These borrowings were secured by certain one and two-year U. S. Treasury securities with an original cost of $25,522,655 (approximates market) yielding 7.22% to 7.67% which were acquired under agreements to resell on various dates through April 3,1995.

 The furniture subsidiary's revolving credit agreement with a major bank provides for borrowings of up to $12.5 million based upon the levels of eligible (as defined) accounts receivable and inventories. The credit agreement carries interest at the lender's "alternative base rate", as defined, plus 2% (10.5% at December 31, 1994). At December 31, 1994, borrowings under the revolving credit agreement were $11,860,195 and there was approximately $640,000 available under the agreement. Borrowings pursuant to the credit agreement are secured by substantially all of the assets of Hickory White and the loan is guaranteed by Hickory Furniture Company, Sunstates' parent. However, Sunstates is not obligated under the credit agreement. At December 31, 1994, the net worth of Hickory Furniture Company, Sunstates' parent, did not meet the minimum requirement under the loan covenants. The furniture subsidiary requested and obtained from the bank a waiver of the violation.

 The credit agreement has previously matured and has been extended through January 3, 1996, to allow the Company additional time to obtain refinancing. However, the Company cannot state with certainty that it will be able to find alternative financing at terms acceptable to the Company prior to the extended maturity date of the loan. The credit agreement contains various covenants by Hickory White, the more restrictive of which include: (i) maintenance of; (a) minimum earnings, (b) tangible net worth levels and, (c) minimum ratios of earnings to fixed charges, all as defined, (ii) limitation of cash dividends on the common stock of Hickory White, (iii) prohibition on investments in and advances to other companies and affiliates and (iv) limitations on indebtedness of Hickory White.

 The Company's textile apparel manufacturing subsidiary has a $2,000,000 term loan agreement with a bank that provides for equipment purchases of $250,000 up to $2,000,000, collateralized by the equipment purchased. Interest on the loan is 6.3% and as of December 31, 1994, there was $1,500,000 outstanding under this loan agreement.

 The Company has leased certain computer, golf course and telephone equipment at its various operations under capital leases at inherent interest rates varying from 8% to 13.75% under varying terms extending through April 1999.

 Short-term borrowings primarily represent balances owed under various seasonal and annually renewable bank lines of credit. The textile apparel manufacturing subsidiary has a $3,000,000 seasonal line of credit under which $1,821,938 was available at December 31, 1994. This line of credit bears interest at prime and is secured by liens on equipment and accounts receivable and contains covenants which relate to the maintenance of working capital and net worth, the purchase of fixed assets and the payment of dividends. At December 31, 1994, the military footwear manufacturing subsidiary had borrowed $2,050,000 at the bank's prime rate of interest which was secured by marketable securities and repaid in January 1995. The military footwear manufacturing subsidiary also has a $1,500,000 unsecured bank line of credit which bears interest at the bank's prime rate and expires December 30, 1995, but can be renewed annually at the bank's discretion. At December 31, 1994, $1,480,000 was available under this line.

 At December 31, 1994, the prime rate of interest was 8.5%. Effective weighted average interest rates for notes payable was 8.44%, 9.01%, and 8.43% for the years ended December 31, 1994, 1993 and 1992, respectively.

Mortgage Notes


    The following table summarizes mortgage notes payable:
                                                                December 31,

                                                                        1993              1994

Furniture term loan with interest at Prime + 2% and
  maturing on January 3, 1996                               $ 307,920          1,171,481

Mortgage notes to financial institutions with maturities    4,356,621          4,428,073
 ranging from 1995 to 2001 at interest rates ranging from
 Prime + 0.5% to 13%

Mortgage notes to individuals maturing in 1999                202,306            158,529
 at interest rates ranging from 7% to 12%

Construction and development loans from financial          11,244,590         18,657,112
 institutions with maturities ranging from 1995
 to 1996 at interest rates of Prime + 1%.
                                                 							   ----------         ----------
                                                         $ 16,111,437         24,415,195
                                                 							   ==========         ==========


 The above mortgage notes are collateralized by approximately
$17,721,000 of real estate (see Note 3).

 At December 31, 1994, the prime rate of interest was 8.5%. Effective weighted average interest rates for mortgage notes payable approximated 8.75%, 7.9%, 7.93% for the years ended December 31, 1994, 1993 and 1992, respectively.

Five Year Maturity Schedule

 The following table reflects the required principal payments on debt, including notes payable and mortgage notes which would be made if the debt outstanding at December 31, 1994, was held to maturity:

      Years Ending                                              Principal
      December 31,                                               Payments

        1995                                                   $57,542,677
        1996                                                     7,606,592
        1997                                                       773,100
        1998                                                     2,747,710
        1999                                                        99,693
        2000 and thereafter                                        182,644
                                                        								----------
                                                                68,952,416
        Unamortized discounts                                     (164,465)
                                                        								 ---------
         Net carrying value                                    $ 68,787,951
                                                        								 ==========


 With respect to the notes maturing in 1995, Sunstates is continuing to search for satisfactory alternative financing for these properties. However, the availability of real estate financing has been severely curtailed as the result of problems in both the banking and real estate industries. Accordingly, Sunstates cannot state with certainty that it will be successful in obtaining such refinancing.

 Interest paid for the years ended December 31, 1994, 1993 and 1992 totalled $3,954,096, $7,755,005 and, $6,309,934, respectively.


7.  Minority Interest in Subsidiaries

 Included in the minority interest in subsidiaries is the minority stockholders' proportionate share of Alba's net assets (49.6% and 49.9% at December 31, 1994 and 1993, respectively), and Wellco's net assets (41.4% and 43% at December 31, 1994 and 1993, respectively).


8.  Stockholders' Equity

Preferred Stocks

Sunstates has the following issues of preferred stock:

                                                December 31,
                                              1994      1993

  $3.75 Cumulative Preferred Stock        $ 7,198,975   9,008,675

  Class E Preferred Stock                      57,300      57,300
                                   					    ---------    --------
  Total Preferred Stock                   $ 7,256,275   9,065,975
                                   					    =========   =========

 Class B Preferred Stock - $1.00 par value; preference in liquidation $100; authorized and issued one share at December 31, 1994 and 1993. The one share issued is held by a 100% owned subsidiary of Sunstates and is thereby deemed to be treasury stock and not outstanding. If the Class B Preferred were outstanding, it would have a voting equivalency of 400,000 shares and vote with the common stock as a single class.

 $3.75 Cumulative Preferred Stock - $25 par value per share, 471,100 shares authorized; 287,959 and 360,347 issued and outstanding at December 31, 1994 and 1993, respectively. The $3.75 Cumulative Preferred Stock has no conversion, exchange, mandatory redemption, preemptive or other subscription rights or sinking fund provisions and is currently callable at $25 per share, in whole or in part, at the option of Sunstates. Dividends are cumulative and payable semi-annually, when and as declared. The $3.75 Cumulative Preferred Stock has no voting rights, except if two semi-annual dividend payments are unpaid and in arrears at the date of the Company's annual meeting the holders of the $3.75 Cumulative Preferred Stock have the right to elect fifty percent of the members of the Company's Board of Directors. At December 31, 1994, Sunstates was eight semi-annual dividends in arrears on its $3.75 Cumulative Preferred Stock.

 During the three years ended December 31, 1994, Sunstates' insurance subsidiary purchased 15,000, 20,600 and 72,319 shares, respectively, of $3.75 Cumulative Preferred Stock at a cost of $329,618, $455,432 and $2,020,629, respectively. These shares are deemed to be treasury shares on a consolidated basis and deducted from outstanding shares in the accompanying financial statements.

 Class E Preferred Stock, Series I and II - $.10 par value per share; 589,000 shares authorized; 573,000 issued and outstanding at December 31, 1994 and 1993, with a $1.00 per share liquidation preference. Class E Preferred Stock has no conversion, exchange, mandatory redemption, preemptive or general voting rights and may be redeemed in whole or in part by action of Sunstates' Board of Directors. Non-cumulative dividends are payable on the Class E Preferred Stock at the annual rate of $.08 per share, when and as declared. There were no dividends declared during the three years ended December 31, 1994.

 Common Stock - $.33 1/3 par value per share; 5,000,000 shares authorized; 1,829,388 shares issued as of December 31, 1994
(1,826,347 shares at December 31, 1993) of which 1,032,372 and 792,775 shares were held in treasury at December 31, 1994 and 1993, respectively. During the three years ended December 31, 1994, Sunstates' insurance subsidiaries purchased 160,775, 69,100 and 239,597 shares, respectively, of its Common Stock at a cost of $943,485, $333,184 and $1,791,015, respectively. These shares are deemed to be treasury shares on a consolidated basis and deducted from outstanding shares in the accompanying financial statements.

 Class B Accumulating Convertible Stock ("Class B Stock") $.10 par value, 84,800 shares authorized. Class B Stock has the same rights as Common Stock other than with respect to voting rights and conversion privileges. Each share of Class B Stock has 85.3125 votes per share on each matter submitted to a vote of Sunstates' stockholders. Holders of Class B Stock also have the right, at their option, to convert Class B Stock into Common Stock at a rate of 21.125 shares of Common Stock per share of Class B Stock at December 31, 1994. The conversion rate increases annually to a maximum conversion rate in 1995 of 24.375 shares of Common Stock per share of Class B Stock. During 1994 and 1993, 140 and 222 shares of Class B Stock were converted into 3,041 and 3,968 shares of Common Stock, respectively. During the year ended December 31, 1994, Sunstates' insurance subsidiaries purchased 8,613 shares of its Class B Stock at a cost of $1,559,392.

Dividends

 Under the terms of Sunstates' $3.75 Preferred Stock, dividends may not be paid on common shares while preferred stock dividends remain in arrears. At December 31, 1994, Sunstates was in arrears eight semi-annual dividends on its $3.75 Cumulative Preferred Stock aggregating $4,319,385 ($15 per share).




Options and Warrants

 In May 1982 shareholders approved the adoption of an Incentive Stock Option Plan pursuant to which options to purchase the common stock of Sunstates may be granted to key employees at a price not less than fair market value at date of grant, up to a maximum of 32,994 additional shares of Sunstates' common stock. Options under this Plan were issued in 1982 through 1984 and became exercisable at the rate of 25% per year beginning one year from the date of grant and expired in ten years. No charges were made to income with respect to these options. During the three years ended December 31, 1994, there were no exercises of outstanding options and all previously outstanding options have now expired. The Company has no plans to issue any new options under the Incentive Stock Option Plan.

 All previously issued warrants under Sunstates' 1979 compensatory warrant plan have expired unexercised.


9.  Commitments and Contingencies

Litigation

 In April of 1988, two essentially similar civil actions styled Jeremiah P. O'Connor, Sarah M. O'Connor, and Leonore Ballan v. Acton Corporation, et al., and VR Associates and PJE Associates v. Acton Corporation, et al., were filed in the Court of Chancery for the State of Delaware in and for New Castle County. Also named in these actions are Sunstates Corporation and the directors of Acton prior to the merger with Sunstates. These actions, along with another subsequently filed action styled Harry Lewis v. Clyde W. Engle, et al., have been consolidated into one action entitled In Re Acton Corporation Shareholders Litigation. All plaintiffs allege to be holders of common stock of Acton and seek to have the action designated a class action on behalf of all parties owning common stock of Acton. The action challenges the merger of Sunstates Corporation with and into Acton, alleges fraud and breach of fiduciary duty and seeks unspecified damages plus costs and expenses including attorney's fees. Acton intends to defend this action vigorously. The suit is still in the preliminary stages and management is unable to predict the outcome of the litigation; however, management is of the opinion that the outcome of the litigation is unlikely to have a material adverse effect on Sunstates' financial position.

    On June 4, 1990, VR Associates and Sonem Partners, L.P. filed a shareholder derivative action in the Court of Chancery for the State of Delaware in New Castle County against the directors of Acton and Hickory. The action alleges that certain transactions entered into and investments made by Acton constituted waste or a breach of fiduciary duty by the Board of Directors of Acton. In particular, the action alleges that Acton's purchase of the furniture operations of Hickory was not in the best interests of Acton and seeks various relief, including rescission of the purchase, unspecified damages and costs. The action also sought to obtain a temporary restraining order to prevent consummation of the purchase transaction. The request for a restraining order was denied by the Court on June 8, 1990. An essentially similar action was filed in the State of Delaware on June 12, 1990 by PJE Associates. These suits are still in the preliminary stages and management is unable to predict the outcome of the litigation; however, Sunstates intends to defend these actions vigorously and does not believe that the outcome of the litigation is likely to have a material adverse effect on Sunstates' financial position.

    On June 14, 1991, a jury in a District Court of Dallas County, Texas awarded $3.5 million in actual damages and $5 million in punitive damages to the plaintiffs of a lawsuit filed against Acton Corporation. This dispute relates to the amount of additional purchase consideration due plaintiffs under an agreement made in 1983 whereby the Company purchased National Development Company, a real estate company based in Dallas. The Company has appealed the verdict based, in part, on the exclusion by the court of evidence crucial to the Company's defense. On November 7, 1991, the Company filed a Supersedeas Bond in the amount of the judgment, plus costs and interest for one year, with the Clerk of the District Court, signed by the Company as principal and by National Development Company, Inc., an affiliate of the Company, as surety. The effect of the filing of the supersedeas bond is to stay any execution of the judgment against assets of the Company, pending the results on appeal or any further orders of the District Court regarding the supersedeas. The plaintiffs have filed a cross-appeal, alleging that the trial court should have awarded an additional $5 million in exemplary damages, based upon the jury verdict. The Company believes that the damages awarded are contrary to the law and facts in this matter and is vigorously pursuing its rights on appeal. However, at this time management is not able to predict the Company's ultimate liability, if any, in this matter and accordingly, no provision for any such liability has been made in the Company's financial statements. Should the Company be required to pay all or a significant portion of this judgment, it could have a material adverse effect on the financial position and results of operations of the Company.

    On December 6, 1991, California Federal Bank filed a suit against Acton in the Circuit Court, Duval County, Florida alleging breach of a Contract of Guaranty of a $5,100,000 note executed by Jacksonville Apartment Associates, Ltd. and secured by a mortgage on an apartment
project in Jacksonville, Florida.   During 1994 the suit was settled
with the Company making a payment of $230,000.

    On December 8, 1993, Richard N. Frank filed a purported derivative and class action in the Court of Chancery for the State of Delaware in New Castle County against the directors of Acton, Hickory and Telco. The action alleges that certain transactions entered into and investments made by Acton constituted waste or a breach of fiduciary duty by the Board of Directors of Acton. The complaint also alleges that the Company and its insurance subsidiary repurchased shares of the Company's common stock and $3.75 Cumulative Preferred Stock in violation of the Company's certificate of incorporation. Finally, the complaint alleges that the proxy statement disseminated in connection with the Company's December 13, 1993, annual meeting was materially misleading. This suit is in the preliminary stages and management is unable to predict the outcome of the litigation; however, Sunstates intends to defend these actions vigorously and does not believe that the outcome of the litigation is likely to have a material adverse effect on Sunstates' financial position.

    On January 10, 1994, Robert A. Lee, et al. filed a punitive derivative action in the Court of Chancery for the State of Delaware in New Castle County against the directors of Acton, Hickory, Telco, WREIT, RDIS Corporation and nominally against the Company itself. The complaint alleges that certain transactions entered into and investments made by Acton constituted waste or a breach of fiduciary duty. This suit is in the preliminary stages and management is unable to predict the outcome of the litigation; however, Sunstates intends to defend these actions vigorously and does not believe that the outcome of the litigation is likely to have a material adverse effect on Sunstates' financial position.

    At December 31, 1994, Sunstates and its subsidiaries also were, and currently are, defendants in other legal proceedings incidental to their business. Sunstates intends to defend such proceedings vigorously and, in the opinion of the management, Sunstates' ultimate liability, if any, in these proceedings will not have a material adverse effect on the consolidated financial position of Sunstates.



Insurance Matters

    During the past three years, the Company's insurance subsidiary experienced significant declines in premium volume as the result of the discontinuation of certain general liability reinsurance programs and several unprofitable direct automotive insurance programs combined with the effect of price increases having been implemented in other markets which were producing unsatisfactory results. The combination of the above has resulted in the written premium volume declining to approximately $47,944,000 in 1994 as compared to $57,063,000 in 1993 and $118,830,000 in 1992. The decline in writings accelerated in the latter half of 1993 with writings in the fourth quarter totalling approximately $10,493,000 as compared to $20,711,000 for the same period in 1992. The decline in premium volume stabilized during the early part of 1994 and showed modest increases during the last half of the year as new programs already established and other planned actions to increase volume started to become effective resulting in fourth quarter 1994 writings totalling $12,910,000.

    The short-term impact of the drop in written volume was that the company experienced a period of negative cash flow from underwriting activities resulting from relatively immediate declines in collected premiums while claim payouts, relating primarily to previously
written policies, continue at disproportionately higher levels.   The
Company's negative cash flow from underwriting has begun to decline as premium volume has stabilized. Negative cash flow from investment income and underwriting activities of the insurance segment for 1994 was $29,162,720 (declining to only $5,551,737 in the fourth quarter) compared to $54,819,238 for 1993 and $12,859,008 for 1992.
Accordingly, the Company believes that any required liquidations of the investment portfolio in order to meet operating cash flow requirements during 1995 will be greatly reduced.

    The level of liquid assets, as defined by the National Association of Insurance Commissioners ("NAIC"), of the Company's insurance subsidiaries was $90,109,196 at December 31, 1994, as compared to $77,678,160 at December 31, 1993. Included in NAIC-defined liquid assets are U. S. Treasury securities with approximately $25,500,000 which were acquired under agreements to resell (see Note 4) as well as certain securities with a reported value of $6,932,590 at December 31, 1994, which are not publically traded as well as approximately $8,333,000 of securities and certificates of deposit which were on deposit pursuant to state laws and various reinsurance agreements. In addition, $33,954,320 ($36,446,728 at December 31, 1993) of investments in publicly traded equity securities of other companies, valued at their quoted market prices on December 31, 1994, do not meet the NAIC definition of liquid assets solely because of the level of ownership of such securities.

    In August 1992, the Company agreed with the Illinois Department of Insurance to decrease Coronet's ratio of liabilities to liquid assets, as defined by the NAIC, to 105% over a five year period. At December 31, 1994, Coronet's ratio was 134.6%, as compared to the agreed upon ratio of 155%. The ratio required to be met by December 31, 1995, is 130%. The Company expects to achieve this objective without any material adverse consequences; however, such compliance is dependent upon a combination of future premium volumes, underwriting and investment results, various restructurings and asset transfers, potential regulatory examination adjustments, if any, and other factors beyond the Company's control.

    In September 1993, the Arizona Department of Insurance notified the Company that it would be performing a limited examination of the Company's reported statutory surplus, however, to date no such examination has commenced. The Illinois Department is currently conducting a financial examination of Coronet as of December 31, 1993, although the examination has not been completed, at this time no matters have been brought to the Company's attention which would have a material adverse impact on the Company.

    The National Association of Insurance Commissioners ("NAIC") recently adopted risk-based capital guidelines for property/casualty insurance companies whereby defined risk-based capital would be based, in part, upon a formulated risk assessment of the type of assets held in an insurance company's investment portfolio, asset concentrations and underwriting risks. Such proposed regulations are anticipated to become effective in 1995, however, a computation of the Company's risk-based capital was required to be prepared for informational purposes only as of December 31, 1994. Based upon this computation, as filed under the NAIC's reporting requirements, the Company's risk-based capital far exceeds proposed minimum requirements.

    The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses ("LAE") of Coronet. The liabilities for losses and LAE are determined using case-basis evaluations and statistical projections, including independent actuarial reviews, and represent estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. In estimating the ultimate net cost of unpaid claims and LAE the impact of inflation is implicitly considered. Coronet reduces its reserves for any estimated salvage or subrogation recoveries which may be realized in connection with settling unpaid claims. These estimates are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as necessary. Such adjustments, if any, are reflected in current operations.


    The following table provides a reconciliation of beginning and ending liability balances for 1994, 1993 and 1992.


             RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES:

                                                                 1994        1993        1992


                                                                   (Amounts in thousands)

Liability for losses and LAE at beginning of year             $  86,393     111,949     98,987
                                                         							 ------     -------     ------

Provision for losses and LAE for claims incurred
in the current year                                              41,733      64,271    109,000

Increase (decrease)  in estimated losses and LAE for
claims incurred in prior years                                   (5,891)      6,772      5,458
                                                        								  -----       -----      -----
                                                                 35,842      71,043    114,458
                                                        								 ------      ------    -------
Losses and LAE payments for claims during:
The current year                                                 22,280      33,395     48,053
Prior Years	                                              						 37,274      63,204     53,443
                                                        								 ------      ------     ------
                                                        								 59,554      96,599    104,496
                                                        								 ------      ------    -------
Liability for losses and LAE at end of year                   $  62,681      86,393    111,949
                                                        								 ======      ======    =======



    The increase (decrease) in estimated losses and loss adjustment expenses for claims occurring in prior years, as shown in the preceding table, is due to settling case-basis reserves established in prior years at amounts other than originally expected and no additional premiums have been accrued as a result of these prior-year effects.

Liquidity

    As the result of negative cash flow from insurance underwriting (see discussion above), operating losses in certain other segments of the Company's operations (see Note 14), and maturing debt obligations (see Note 6), the Company will be facing various demands upon its liquidity in 1995. Although, the Company believes that it can meet such demands through selective liquidations of securities in its investment portfolio, sales or refinancings of various real estate and other assets and the refinancing of its furniture business, it cannot predict with certainty the outcomes of such actions.


10. Income Taxes

    The provision for income taxes includes the following (amounts in thousands):

                                            1994    1993   1992

Current - Federal                           $150    (322)   268
        - State                              123     212    614
                                   					     ---     ---    ---
                                             273    (110)   882

Provision by majority-owned subsidiaries   1,766     838    777
                                   					   -----     ---    ---

  Total provision                        $ 2,039     728   1,659
                                   					   =====     ===   =====



    The provision for federal income taxes differs from the amounts computed by multiplying income before income taxes, minority interest and cumulative effect of accounting change by the statutory federal rates as follows (amounts in thousands):

                                                              1994          1993          1992

Tax computed at statutory rate                            $ (1,341)       (1,459)       (5,898)
State taxes, net of federal benefit                            244           239           585
Tax exempt income and dividend exclusion                    (1,483)       (1,639)       (1,132)
Puerto Rican income not subject to Puerto
Rican or federal tax                                          (212)         (216)         (328)
Effect of purchase accounting adjustments                     (102)          (81)          118
Effect of losses not utilized in the provision               4,620         3,828         7,715
Alternative minimum tax                                        150            --           510
Other                                                          163            56            89
                                                  						     -----           ---         -----
Total                                                      $ 2,039           728         1,659
                                                 							     =====           ===         =====


 In 1993 the provision for federal taxes reflects a benefit attributable to current operating losses which were utilized to reduce the amount of alternative minimum tax which would have otherwise been payable on the taxable income generated in connection with the sale of the cable television system (see Note 1). Income from discontinued operations is presented net of income taxes totalling $35,173 and $256,990 which have been allocated to the operations of the cable television system for the years ended December 31, 1993 and 1992, respectively. The amount of income taxes allocated to income from discontinued operations in 1993 is net of a benefit of $282,495 from the utilization of the Company's net operating loss carryforwards. Income from the sale of the cable television system in 1993 is presented net of $1,015,446 of income taxes which reflects a benefit of $12,196,279 from the utilization of the Company's net operating loss carryforwards.






 Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows (amounts in thousands):

                                                             1994           1993

Deferred tax assets:
 Accounts receivable reserves                             $  1,292         1,238
 Real estate basis differences                               2,235         2,675
 Deferred compensation                                         867           930
 Unearned insurance premiums                                 1,258         1,141
 Insurance reserve discounting                               2,944         4,030
 Investment security writedowns                                875         1,148
 Net operating loss carryforwards                           19,368        18,014
 Alternative minimum tax credit carryforwards                1,006         1,542
 Other                                                       2,445         2,814
                                                 							    ------        ------
    Total gross deferred tax assets                         32,290        33,532
    Less - valuation allowance                             (26,676)      (25,959)
                                                 							    ------        ------
    Net deferred tax assets                                  5,614         7,573
                                                 							     -----         -----
Deferred tax liabilities:
 Installment treatment on contracts receivable               1,041         1,785
 Deferred acquisition costs                                    373           568
 Net unrealized gains on securities available for sale       1,574         1,780
 Real estate partnerships                                    1,312         1,257
 Property, plant and equipment basis differences             2,141         2,223
 Other                                            						        25           258
                                                 							     -----         -----
    Total gross deferred tax liabilities                     6,466         7,871
                                                 							     -----         -----
    Net deferred tax liabilities                           $   852           298
                                                 							       ===           ===


 A valuation allowance has been provided to reduce the deferred tax assets to a level which management estimates will more likely than not be realized, primarily through the reversal of taxable temporary differences within the net operating loss carryforward periods. Certain subsidiaries do not file consolidated tax returns with the Company and thereby the Company's net operating loss carryforwards are not available to offset future deferred tax liabilities of these subsidiaries. As of December 31, 1994 and 1993, these subsidiaries had net deferred tax liabilities of $852,000 and $298,000, respectively, which are included in the Company's consolidated balance sheet.

 Net operating loss carryforwards of approximately $57,000,000 are available to offset future taxable income which, if not used, will expire in 1995 through 2009. The tax returns for the years during which these operating losses were generated have not been examined by the Internal Revenue Service and such returns could be examined at the time the loss carryforwards are utilized. Additionally, approximately $26,700,000 of these tax loss carryforwards were generated by subsidiaries prior to their acquisition and are thereby restricted to offsetting only future taxable income of the subsidiaries which generated the losses. Any future utilization of these pre-acquisition loss carryforwards may be treated for financial reporting purposes as a retroactive adjustment to the original purchase cost assigned to certain assets of such subsidiaries.

 State and federal income taxes paid for the years ended December 31, 1994, 1993 and 1992 totalled $924,035, $1,403,205 and $1,542,830, respectively.





11.    Per Share Amounts

 Per share amounts are computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist of the assumed conversion of the Class B stock (21.125 to 1 in 1994; 17.875 to 1 in 1993 and 15.4375 to 1 in
1992) and any dilutive effect of stock options and warrants.

 Primary per share amounts for 1994, 1993 and 1992 have been computed based on weighted average common and common equivalent shares of 2,564,584, 2,523,962, and 2,488,466, respectively. Fully diluted earnings per share for 1994, 1993 and 1992 have been computed based on the weighted average number of common and common equivalent shares of 2,564,584, 3,060,359, and 2,488,466, respectively.

 The effect of stock options and warrants were not included in the computation of fully diluted per share amounts in 1993 or 1992 because their inclusion would have been anti-dilutive. At December 31, 1994, all such stock options and warrants had expired and were no longer outstanding. The maximum conversion of Class B Stock was not included in the computation of fully diluted per share amounts in 1994 and 1992 because its inclusion would have been anti-dilutive.

 Net income applicable to common stock reflects the dividend requirements applicable to preferred stocks totalling $1,125,686, $1,397,141, and $1,476,176 for the years ended December 31, 1994, 1993 and 1992, respectively.


12. Related Party Transactions

 Following is a summary of the amounts receivable from (payable to) affiliates:


                                   December 31,
                              1994                  1993

 Telco                    $ 2,304,404            1,917,995
 Hickory                      777,584              710,779
 WREIT                             --            2,086,014
 Chairman                     152,764            2,456,086
                       	    ---------	         	 ---------
                          $ 3,234,752            7,170,874
                     			    =========         		 =========

     During 1993, the Company advanced $40,720 to Telco on an unsecured basis which, along with all amounts previously advanced, is due on demand and bears interest at prime plus two percent.

     On April 13, 1992, Sunstates acquired Hickory's remaining interest in Sew Simple in a transaction whereby approximately $12 million of balances due from Hickory and Telco were satisfied (see
Note 1), including all amounts due under the Intercompany Credit Agreement which expired simultaneously with the transaction. The transaction also created an unsecured note payable at prime +2% to Hickory in the amount of $1,637,323. Subsequent to the transaction, Sunstates made payments to Hickory such that the entire balance due under the note was paid off in 1992.

     During the years ended December 31, 1993 and 1992, the Company loaned Hickory $108,161 and $895,000, respectively, which amounts were due on demand and provide for interest at a rate of Prime + 2%. No additional amounts were loaned during the year ending December 31, 1994. All of the amounts advanced prior to 1993 were either assigned to Hickory in conjunction with the acquisition on June 21, 1990, of Hickory's furniture manufacturing business or were satisfied in the Sew Simple acquisition transaction referred to above (see Note 1).

     During 1992, the Company purchased $108,700 (par value) of 12% Debentures of Hickory Furniture Company at a cost of $103,736. At December 31, 1994, the Company held a total of $474,900 par value (with a carrying value of $651,350, including interest) of these debentures which were due in January 1992 and remain in default.

     Subsequent to December 31, 1994, the Company determined that due to a decline in the value of the Company's Class B Stock owned by WREIT and the fact that substantially all of WREIT's assets were pledged to secure other obligations, the repayment of amounts owed to the Company by WREIT is doubtful. Accordingly, as of December 31, 1994, the Company has written off its receivable from and its investment in the shares of beneficial interest of WREIT in the amounts of $2,287,750 and $669,395, respectively.

     The advances to Sunstates' Chairman as of December 31, 1994, are unsecured, non-interest bearing and due on demand. During 1993, $1,150,000 was advanced to the Chairman under similar terms. These advances to the Chairman were in connection with a transaction as to which negotiations were completed on February 26, 1993, whereby Sunstates' Board of Directors approved the purchase from the Chairman of Epernay Properties, Inc., which owns approximately 1,137 acres of improved and unimproved land located near the Company's resort development in Spring Green, Wisconsin, at a price of $1,700,000. Generally accepted accounting principles applicable to purchases of businesses in transactions between entities under common voting control require that the assets acquired be recorded at their historical cost basis as previously reflected on the books of the seller. Accordingly, $676,000, representing the excess of the fair market value paid over the Chairman's historical cost basis of Epernay Properties, Inc. was reflected as a reduction to Sunstates' capital in excess of par value as of the date of the transaction.

     Additionally, during 1993 amounts totalling $2,456,086 were advanced to the Company's Chairman against commissions due upon the sale of the cable television system totalling $2,470,000 (see Note 1). During 1994 such commissions were paid and the receivable from the Chairman was reduced by $2,470,000.

     During early 1994 amounts totalling $309,008 were paid to the Company's Chairman in full satisfaction of salary due for the year of 1994. Subsequent to December 31, 1994, $432,210 was paid to the Chairman in full satisfaction of salary due for the year of 1995. Both amounts reflect a discount of 10%.

     On March 4, 1994, the Company purchased from its parent, RDIS, an automobile for $109,404. Although the purchase price did not exceed the fair market value of the automobile, the depreciated carrying value of the car on the books of RDIS was zero on the date of the transaction. Generally accepted accounting principles applicable to transactions between entities under common voting control require that the assets acquired be recorded at their historical cost basis as previously reflected on the books of the seller. Accordingly the $109,404, representing the excess of the amount paid for the automobile over RDIS's historical cost basis, was reflected as a reduction to Sunstates' capital in excess of par value as of the date of the transaction.

     Since January 1, 1990, the Company has purchased on the open market, 84,842 shares of beneficial interest of WREIT, representing 5.5% on the outstanding shares of beneficial interest of WREIT, for a total cost of $669,395 (see discussion above where this amount has been written off as of December 31, 1994). Also, since January 1, 1990, the Company purchased on the open market 9,330 shares of common stock of Hickory, representing 1.2% of the outstanding shares of Hickory, at a total cost of $166,113. Since January 1, 1990, the Company has purchased on the open market 134,445 shares of common stock of Indiana Financial Investors, Inc. ("IFII"), representing 16.2% of the issued shares of IFII, at a total cost of $788,882. Subsequent to December 31, 1994, the Company purchased 2,255 shares of common stock of IFII at a cost of $7,329.

     During 1994, subsidiaries of the insurance company purchased, from brokers and other non-affiliated owners, 8,613 shares of Class B Stock of Sunstates (at a total cost of $1,559,392) which had been owned by the Company's parent prior to their acquisition by the Company. Subsequent to December 31, 1994, subsidiaries of the insurance company purchased, from non-affiliated owners, an additional 3,840 shares of Class B Stock of Sunstates (at a total cost of $503,140) which had been owned by the Company's parent prior to their acquisition by the Company.

     During the years ended December 31, 1994, 1993 and 1992 Sunstates earned interest income from affiliates of $359,453, $295,787, and $495,926, respectively.

     During 1994, 1993 and 1992, Telco invoiced Sunstates $1,856,000, $1,945,000, and $2,069,000, respectively for various professional services primarily related to the insurance operations and to various corporate activities. As of December 31, 1994, the Company had advanced Telco $1,255,250 on an unsecured, non-interest bearing basis as a prepayment of fees for such professional services to be rendered in 1995. On February 4, 1994, the Company's insurance subsidiary entered into a ten year lease agreement for office space to be occupied largely by employees of Hickory. The lease calls for initial monthly payments of $4,096, which will be offset against amounts billed to the Company for professional services discussed above.


13.  Quarterly Financial Information (Unaudited)


                                              Quarter Ended
                                  March 31,    June 30, September 30,   December 31,
                                      1994       1994       1994             1994
                                       (In thousands, except per share data)

Total revenues                  $ 46,995     60,414        49,917          51,828
Net income (loss)                 (2,547)       358(g)       (315)         (5,069)(h)

Per share data:
  Primary:
    Net income (loss)              (1.04)       .02         (.25)           (2.26)

  Fully diluted:
 Net income (loss)                 (1.04)       .02         (.25)           (2.26)



                                                 Quarter Ended
                                   March 31,         June 30,   September 30,   December 31,
                                      1993             1993          1993           1993
                                          (In thousands, except per share data)

Total revenues                        $ 49,775       53,229          54,240        49,950
Loss from continuing operations           (704)(c)     (890)(d)      (2,947)(e)    (1,815)(f)
Discontinued operations                    285          161             287        46,732(a)
Cumulative effect of accounting change     260(b)
Net income (loss)                         (159)        (729)         (2,660)       44,917

Per share data:
  Primary:
    Loss from continuing operations       (.41)        (.49)          (1.31)         (.86)
    Discontinued operations                .11          .06             .11         18.65
    Cumulative effect of accounting change .10
    Net income (loss)                     (.20)        (.43)          (1.20)        17.79

  Fully diluted:
    Loss from continuing operations       (.41)        (.49)          (1.31)         (.71)
    Discontinued operations                .11          .06             .11         15.37
    Cumulative effect of accounting change .10
    Net income (loss)                     (.20)        (.43)          (1.20)        14.66




 The above financial information has been retroactively restated to reflect the effect of the Company's change in its method of valuing its furniture manufacturing inventories from the last-in, first-out method to the first-in, first-out method (see Note 2). The effect of this change was to increase net income by $94,000 ($.04 per primary and fully diluted share), $294,000 ($.11 per primary and fully diluted share), $206,000 ($.08 per primary and fully diluted share) and $137,000 ($.06 per primary and fully diluted share) in the first through fourth quarters of 1994, respectively. For 1993, the effect of this change was to increase net income by $94,000 ($.04 per primary and fully diluted share), $10,000 ($.01 per primary and fully diluted share), and $17,000 ($.01 per primary and fully diluted share) in the first three quarters, respectively, while decreasing net income by $405,000 ($.16 per primary and $.13 per fully diluted share) during the fourth quarter.

 (a) See Note 1 for information regarding the sale of the cable television business.

 (b) See Note 2 for information regarding the adoption of Statement No. 109 "Accounting for Income Taxes".

 (c) Includes net gains of approximately $6,182,000 realized from the insurance subsidiary's equity security investment portfolio. Also includes $3,930,000 of underwriting loss emanating from programs which had been previously discontinued due to their unsatisfactory results.

 (d) Includes net gains of approximately $3,926,000 realized from the insurance subsidiary's equity security investment portfolio. Also includes $2,442,000 of underwriting loss related to prior accident years, primarily on the Company's continuing programs.

 (e) Includes $2,166,000 of underwriting loss related to prior accident years, primarily on the Company's continuing programs. Also includes $3,296,000 of gains realized from the insurance subsidiary's equity security investment portfolio.

 (f) Includes bad debt writeoff of $556,205 relating to textile apparel manufacturing customer which filed for bankruptcy as well as $428,652 of costs incurred in connection with investigation of a potential acquisition.

 (g) Includes $2,728,693 of profit from the sale of an apartment project.

 (h) Writedowns totalling $571,800 were recorded to reflect what Sunstates believes to be other than temporary declines in the value of securities in its investment portfolio. Also, see Note 12 regarding the writeoff at December 31, 1994, of the Company's receivables from and investments in WREIT.



14. Industry Segments

 Sunstates operates in four industry segments: insurance, manufacturing, real estate development and, prior to December 30, 1993, cable television (see Note 1).

 Operations of the insurance segment include the providing of property and casualty insurance, primarily confined to the writing of full coverage non-standard automobile insurance in Arizona, Illinois, Nevada, Ohio and Tennessee and several other states, and the financing of premiums on policies issued by the Company.

 Manufacturing represents operations in the furniture, textile apparel, military footwear and textile equipment manufacturing businesses. The furniture operations encompass the manufacture of high end home furnishing products covering a broad selection of traditional and transitional wood and upholstered lines which are marketed to furniture retailers throughout the country. The Company's textile apparel manufacturing subsidiary produces and sells an extensive line of men's and women's hosiery and knitted intimate apparel products as well as a variety of surgical products for the health care industry. Military footwear operations include the manufacture and sale of military combat boots under fixed price contracts, primarily to the United States government. Automated textile machinery is designed and produced in South Carolina and is marketed to large textile producers located primarily in the United States.

 Real estate operations primarily reflect the development for resale of income producing properties located in the southeastern United States. The Company is also actively involved in the development of a resort in Spring Green, Wisconsin and in the development and sale of recreational and second home resort lots and continues its efforts to sell other real estate assets no longer under active development.

 Cable represents the Company's involvement in the development, management and operation of a cable television system in Maryland
(which was sold on December 30, 1993).

 Equity investees represent less than 50% investments in Alba (until June 30, 1993) and Rocky Mountain.

 Included in corporate and other is the Company's newspaper production operation which was acquired in October 1992. The assets and results of operations of the newspaper operation are not significant.

 During 1994, 1993 and 1992, insurance premium production from one broker approximated 29%, 44% and 46% respectively, of direct written premiums and 29%, 43% and 39%, respectively, of total written premiums.

 The reported statutory net worth of Coronet at December 31, 1994 and 1993 was $59,483,697 and $58,605,217, respectively. Statutory net income (loss) for the three years ended December 31, 1994, totalled $2,843,245, $(5,975,327) and $7,256,796, respectively. The maximum amount of dividends which can be paid by the insurance subsidiary without prior approval of the Insurance Commissioner of the State of Illinois is subject to restrictions. The maximum dividend payment which may be made without prior approval is subject to the availability of earned surplus from which it can be paid and further limited to the greater of statutory net income, as adjusted, for the twelve months last ended or 10% of the subsidiary's statutory surplus. At December 31, 1994, there was no earned surplus from which dividends can be paid.

 The financial statements of Normandy Insurance Agency, Inc. and its subsidiaries are included in the consolidated financial statements pursuant to FASB Statement No. 94 "Consolidation of All Majority-Owned Subsidiaries"; prior to 1988, such financial statements were not consolidated. Subsequent to 1987, Normandy has invested in manufacturing and other segments of Sunstates' operations. As a result, the current Normandy financial statements are no longer comparable to those formerly not consolidated. Management believes that the disaggregated information provided in this segment note and elsewhere in the consolidated financial statements presents the most meaningful information.


 Information about operations in different industry segments for the three years ending December 31 is as follows (amounts in thousands):

                                            1994        1993      1992

Revenues
   Insurance                              $ 49,054    88,678    138,314
   Manufacturing                           130,495    96,454     67,740
   Real Estate                              24,301    17,362      8,546
   Equity Investees                          1,496     1,256      1,565
   Corporate and Other                       3,808     3,444        227
                                   					   -------   -------    -------
                                          $209,154   207,194    216,392
                                   					   =======   =======    =======

Operating Income (Loss)
   Insurance                             $  (6,792)   (3,555)   (14,302)
   Manufacturing                             7,929     4,292      1,994
   Real Estate                               1,377     1,534       (435)
   Equity Investees                          1,496     1,256      1,565
   Corporate and Other                      (4,826)   (4,404)    (3,416)
   Interest                                 (3,129)   (3,700)    (2,708)
                                   					     -----     -----     ------
                                         $  (3,945)   (4,577)   (17,302)
                                   					     =====     =====     ======

Identifiable Assets
   Insurance                              $100,396   102,773    120,142
   Manufacturing                           100,694    95,481     65,942
   Real Estate                              47,430    59,700     63,722
   Equity Investees                          3,804     2,902     12,869
   Corporate and Other                       3,108     6,701      1,873
   Eliminations                            ( 8,857)  (18,277)   (13,897)
                                   					   -------   -------    -------
                                          $246,575   249,280    250,651
                                   					   =======   =======    =======

Depreciation and Amortization
   Insurance                             $     842       685        491
   Manufacturing                             3,119     2,592      1,900
   Real Estate                               1,320     1,071        817
   Corporate and Other                          51        59         43
                                   					     -----     -----      -----
                                         $   5,332     4,407      3,251
                                   					     =====     =====      =====

Capital Expenditures
   Insurance                               $   523     1,328        312
   Manufacturing                             3,135     2,580        637
   Real Estate                               1,986     1,406        178
   Corporate and Other                          89        41         56
                                   					     -----     -----      -----
                                         $   5,733     5,355      1,183
                                   					     =====     =====      =====






Report of Independent Certified Public Accountants

Stockholders and Board of Directors
Sunstates Corporation

We have audited the consolidated balance sheets of Sunstates Corporation and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of Wellco Enterprises, Inc., a 58.6% owned subsidiary, which statements reflect total assets of $24,788,000 and $20,058,000 as of December 31, 1994
and 1993 and total revenues of $20,790,000, $20,644,000 and
$18,434,000 for each of the three years in the period ended December 31, 1994. We also did not audit the 1993 and 1992 financial statements of Alba-Waldensian, Inc. a 50.4% owned subsidiary in which Sunstates' statements reflect total assets of $33,141,000 as of December 31, 1993 and total revenues of $26,798,000 for the year then ended. In 1992, Sunstates' statements reflected an investment in Alba-Waldensian, Inc. of $10,279,000 at December 31, 1992 and equity in $1,274,000 for the year then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for Wellco Enterprises, Inc. and Alba-Waldensian, Inc. is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Sunstates Corporation and subsidiaries at December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with general accepted accounting principles.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of inventory valuation for its furniture manufacturing inventories.

As discussed in Note 9 to the consolidated financial statements, the Company is involved in various lawsuits, including a lawsuit which is being appealed where a jury has awarded $8,500,000 in actual and punitive damages against the Company, and the Company's insurance subsidiary is involved in certain regulatory matters, including a requirement to further reduce its ratio of liabilities to liquid assets over the next two years. While the Company cannot predict the outcome of the lawsuit which is being appealed, it believes that the other lawsuits and the regulatory matters will not have a material adverse impact on the consolidated financial statements or on its ability to continue to write new insurance at anticipated 1995 levels. Accordingly, no provision for any liability or other adjustments which may result, if any, have been recorded in the accompanying consolidated financial statements.



BDO SEIDMAN

Greensboro, North Carolina
March 30, 1995


INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Wellco Enterprises, Inc.
Waynesville, North Carolina

We have audited the accompanying consolidated balance sheets of Wellco Enterprises, Inc. and subsidiaries as of July 2, 1994 and July 3, 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 2, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wellco
Enterprises, Inc. and subsidiaries as of July 2, 1994 and July 3,
1993, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for income taxes during fiscal year 1993 to conform with Statement of Financial Accounting Standards No. 109.


DELOITTE & TOUCHE LLP

Charlotte, North Carolina
August 31, 1994










INDEPENDENT AUDITORS' REPORT


Board of Directors
Alba-Waldensian, Inc.
Valdese, North Carolina

We have audited the accompanying consolidated balance sheet of Alba-Waldensian, Inc. and subsidiaries as of December 31, 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alba-Waldensian, Inc. and subsidiaries as of December 31, 1993, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 8 to the consolidated financial statements, in 1992 the Company changed its method of accounting for income taxes effective January 1, 1992 to conform with Statement of Financial Accounting Standards No. 109.



DELOITTE & TOUCHE LLP

Hickory, North Carolina
February 11, 1994




                          SUNSTATES CORPORATION

       Schedule I - Condensed Financial Information of Registrant

                             Balance Sheets


                                                               December 31,
                                                              1994          1993
            ASSETS

REAL ESTATE:
    Property, plant and equipment                        $    112,470       114,837
    Real estate held for development and sale               4,710,517     4,513,486
    Mortgage loans                                             26,744        44,712
    Land contracts receivable                                      --     6,484,181
                                                            ---------    ----------
                                                            4,849,731    11,157,216
                                                            ---------    ----------
INVESTMENTS IN SECURITIES:
    Investments in affiliates                              38,551,991    46,066,574
                                                           ----------    ----------
                                                           38,551,991    46,066,574
                                                           ----------    ----------

OPERATING ASSETS:
    Cash                                                      182,660     1,356,833
    Restricted cash                                             1,497         1,497
    Accounts receivable                                       240,225       245,413
    Prepaid expenses                                           36,544        58,968
                                                              -------     ---------
                                                              460,926     1,662,711
                                                              -------     ---------
OTHER ASSETS:
    Receivable from affiliates                              1,319,490     3,445,663
    Other assets                                              150,292       174,075
                                                            ---------     ---------
                                                            1,469,782     3,619,738
                                                           ----------    ----------
                                                         $ 45,332,430    62,506,239
                                                           ==========    ==========





See Accompanying Notes to Consolidated Financial Statements.


The statements presented on Schedule I include the accounts of the Company and its unrestricted subsidiaries. This statement does not include the individual accounts of Normandy Insurance Agency, Inc., (including Sew Simple Systems, Inc., Wellco Enterprises, Inc. and Alba Waldensian, Inc.), Hickory White Company, nor, prior to December 30, 1993, Acton Cable Partnership inasmuch as the ability of those entities to transfer assets to Sunstates is restricted by governmental regulation with respect to Normandy and by contract otherwise. The Company's investment in these entities is reflected utilizing the equity method of accounting and presented as an investment in affiliates.



                          SUNSTATES CORPORATION

        Schedule I - Condensed Financial Information of Registrant

                              Balance Sheets

                                                                 December 31,
                                                              1994          1993

        LIABILITIES AND STOCKHOLDERS' EQUITY

DEBT:
  Mortgage notes                                         $  3,999,551     4,040,425
                                                            ---------     ---------
                                                            3,999,551     4,040,425
                                                            ---------     ---------

OTHER LIABILITIES:
  Accounts payable                                            276,589       290,239
  Accrued expenses                                          2,645,458     5,293,260
  Other liabilities                                         6,169,823     6,469,875
                                                            ---------    ----------
                                                            9,091,870    12,053,374
                                                            ---------    ----------

TOTAL LIABILITIES                                          13,091,421    16,093,799
                                                           ----------    ----------
STOCKHOLDERS' EQUITY:
  Preferred Stocks                                          7,256,275     9,065,975
  Common Stock, 797,016 and 1,033,572
    shares outstanding, respectively                          265,672       344,524
  Class B Accumulating Convertible Stock,
    73,581 and 82,334 shares issued and
    outstanding, respectively                                   7,358         8,233
  Capital in excess of par value                           37,605,196    41,202,210
  Accumulated deficit                                     (16,920,900)   (9,348,058)
  Unrealized gains on marketable
    equity securities                                       4,027,408     5,139,556
                                                           ----------    ----------
        Total stockholders' equity                         32,241,009    46,412,440
                                                           ----------    ----------

                                                         $ 45,332,430    62,506,239
                                                           ==========    ==========


See Accompanying Notes to Consolidated Financial Statements.





                                 SUNSTATES CORPORATION

              Schedule I - Condensed Financial Information of Registrant

                              Statements of Operations


                                                     For the Years Ended December 31,
                                                        1994        1993        1992
Revenues:
  Real estate sales                                $  2,557,579   2,818,282   3,433,668
  Investment income                                   1,656,004   1,130,617   1,734,050
  Other income                                          881,097   1,647,794    (345,500)
                                                      ---------   ---------   ---------
    Total revenues                                    5,094,680   5,596,693   4,822,218
                                                      ---------   ---------   ---------

Costs and expenses:
  Cost of real estate sales                             262,371     579,906   1,219,656
  Selling and operating costs                         2,625,167   4,591,145   4,846,518
  Corporate expenses                                  2,832,520   2,341,406   2,575,571
  Interest expense                                      994,289   2,622,522   2,390,089
                                                      ---------  ----------  ----------
  Total Costs and Expenses                            6,714,347  10,134,979  11,031,834
                                                      ---------  ----------  ----------

Loss from continuing operations before
 items shown below                                   (1,619,667) (4,538,286) (6,209,616)
   Equity in losses of affiliates                    (5,688,311) (1,692,160)(14,291,403)
   Benefit (provision) for income taxes                (264,864)    134,168    (250,716)
                                                      ---------   ---------  ----------
Loss from continuing operations                      (7,572,842) (6,096,278)(20,751,735)
 Discontinued operations:
   Income from cable television operations,
    net of tax                                               --     899,146   1,073,284
   Income from sale of cable television system,
    net of tax                                               --  46,565,847          --
                                                      ---------  ----------  ----------
NET INCOME (LOSS)                                 $  (7,572,842) 41,368,715 (19,678,451)
                                                      =========  ==========  ==========


See Accompanying Notes to Consolidated Financial Statements.




                  SUNSTATES CORPORATION
Schedule I - Condensed Financial Information of Registrant
     Consolidated Statements of Stockholders' Equity
  For the Years Ended December 31, 1994, 1993, and 1992


                                                              $3.75     Class E                        Class B
                                                            Cumulative Preferred Stock               Accumulating
                                                            Preferred                       Common   Convertible
                                                              Stock     Series I Series II   Stock      Stock

Balances, January 1, 1992, as previously reported        $   9,919,675    32,300    25,000  420,027         8,261
Cumulative effect on prior years of change in method
  of inventory valuation
                                                             ---------    ------    ------  -------         -----
Balances, January 1, 1992, as adjusted                       9,919,675    32,300    25,000  420,027         8,261
Net loss
Conversion of Class B Stock                                                                     257            (5)
Adjustment of shares issued
  pursuant to prior merger                                      (9,100)                         (74)
Purchase of treasury stock                                    (375,000)                     (53,592)
Unrealized gains on securities
Excess of fair market value paid
  over seller's historical cost basis
  of Sew Simple Systems, Inc.
                                                             ---------    ------    ------  -------         -----
Balances, December 31, 1992                              $   9,535,575    32,300    25,000  366,618         8,256
                                                             ---------    ------    ------  -------         -----

Balances, January 1, 1993, as previously reported        $   9,535,575    32,300    25,000  366,618         8,256
Cumulative effect on prior years of change in method
  of inventory valuation
                                                             ---------    ------    ------  -------         -----
Balances, January 1, 1993, as adjusted                       9,535,575    32,300    25,000  366,618         8,256
Net income
Conversion of Class B Stock                                                                   1,323           (23)
Adjustment of shares issued
  pursuant to prior merger                                     (11,900)                        (384)
Purchase of treasury stock                                    (515,000)                     (23,033)
Unrealized losses on securities
Excess of fair market value paid
  over seller's historical cost basis
  of Epernay Properties, Inc.
                                                             ---------    ------    ------  -------         -----
Balances, December 31, 1993                              $   9,008,675    32,300    25,000  344,524         8,233
                                                             ---------    ------    ------  -------         -----


Balances, January 1, 1994, as previously reported        $   9,008,675    32,300    25,000  344,524         8,233
Cumulative effect on prior years of change in method
  of inventory valuation
Balances, January 1, 1994, as adjusted                       9,008,675    32,300    25,000  344,524         8,233
                                                             ---------    ------    ------  -------         -----
Net income
Conversion of Class B Stock                                                                   1,013           (14)
Adjustment of shares issued
  pursuant to prior merger                                      (1,725)
Purchase of treasury stock                                  (1,807,975)                     (79,865)         (861)
Unrealized losses on securities
Excess of fair market value paid
  over seller's historical cost basis
  of automobile
                                                             ---------    ------    ------  -------         -----
Balances, December 31, 1994                              $   7,198,975    32,300    25,000  265,672         7,358
                                                             ---------    ------    ------  -------         -----


See Accompanying Notes to Consolidated Financial Statements.




                  SUNSTATES CORPORATION
Schedule I - Condensed Financial Information of Registrant
     Consolidated Statements of Stockholders' Equity
  For the Years Ended December 31, 1994, 1993, and 1992


                                                              Capital
                                                                 In                      Unrealized       Total
                                                             Excess of   Accumulated  Gains (Losses)  Stockholders'
                                                             Par Value     Deficit     On Securities     Equity

Balances, January 1, 1992, as previously reported        $   47,663,139   (32,382,539)      6,390,649   32,076,512
Cumulative effect on prior years of change in method
  of inventory valuation                                      6,245,669     1,344,217                    7,589,886
                                                             ----------    ----------       ---------   ----------
Balances, January 1, 1992, as adjusted                       53,908,808   (31,038,322)      6,390,649   39,666,398
Net loss                                                                  (19,678,451)                 (19,678,451)
Conversion of Class B Stock                                        (252)                                        --
Adjustment of shares issued
  pursuant to prior merger                                       (7,727)                                   (16,901)
Purchase of treasury stock                                     (844,511)                                (1,273,103)
Unrealized gains on securities                                                                445,913      445,913
Excess of fair market value paid
  over seller's historical cost basis
  of Sew Simple Systems, Inc.                               (10,933,955)                               (10,933,955)
                                                             ----------    ----------       ---------    ---------
Balances, December 31, 1992                              $   42,122,363   (50,716,773)      6,836,562    8,209,901
                                                             ----------    ----------       ---------    ---------

Balances, January 1, 1993, as previously reported        $   35,876,694   (52,105,270)      6,836,562      575,735
Cumulative effect on prior years of change in method
  of inventory valuation                                      6,245,669     1,388,497                    7,634,166
                                                             ----------    ----------       ---------    ---------
Balances, January 1, 1993, as adjusted                       42,122,363   (50,716,773)      6,836,562    8,209,901
Net income                                                                 41,368,715                   41,368,715
Conversion of Class B Stock                                      (1,300)                                        --
Adjustment of shares issued
  pursuant to prior merger                                        7,692                                     (4,592)
Purchase of treasury stock                                     (250,545)                                  (788,578)
Unrealized losses on securities                                                            (1,697,006)  (1,697,006)
Excess of fair market value paid
  over seller's historical cost basis
  of Epernay Properties, Inc.                                  (676,000)                                  (676,000)
                                                             ----------     ---------       ---------   ----------
Balances, December 31, 1993                              $   41,202,210    (9,348,058)      5,139,556   46,412,440
                                                             ----------     ---------       ---------   ----------

Balances, January 1, 1994, as previously reported        $   34,956,541   (10,452,194)      5,139,556   39,062,635
Cumulative effect on prior years of change in method
  of inventory valuation                                      6,245,669     1,104,136                    7,349,805
                                                             ----------    ----------       ---------   ----------
Balances, January 1, 1994, as adjusted                       41,202,210    (9,348,058)      5,139,556   46,412,440
Net income                                                                 (7,572,842)                  (7,572,842)
Conversion of Class B Stock                                        (999)
Adjustment of shares issued
  pursuant to prior merger                                       (4,276)                                    (6,001)
Purchase of treasury stock                                   (3,482,335)                                (5,371,036)
Unrealized losses on securities                                                            (1,112,148)  (1,112,148)
Excess of fair market value paid
  over seller's historical cost basis
  of automobile                                                (109,404)                                  (109,404)
                                                             ----------    ----------       ---------   ----------
Balances, December 31, 1994                              $   37,605,196   (16,920,900)      4,027,408   32,241,009
                                                             ==========    ==========       =========   ==========


See Accompanying Notes to Consolidated Financial Statements.







                             SUNSTATES CORPORATION
          Schedule I - Condensed Financial Information of Registrant
                           Statements of Cash Flows



                                                            For the Years Ended December 31,
                                                              1994         1993         1992


OPERATING ACTIVITIES:
   Net income (loss)                                  $  (7,572,842)  41,368,715 (19,678,451)
   Adjustments to reconcile net loss
    to net cash utilized in operating
    activities:
      Depreciation and amortization                         174,218      199,030     235,047
      Adjustments to interest yields                        (37,916)    (191,607)   (314,320)
      Gain on sale of cable television system                    --  (47,581,293)         --
      Reserves and writedowns                             1,011,989      614,053   1,980,235
      Loss on investment in real estate partnerships          8,400       32,249     257,823
      Equity in undistributed loss                        5,064,311    1,096,608  12,619,647
      Changes in assets and liabilities:
        Real estate held for development and sale           433,659      551,875     528,100
        Mortgage loans on real estate held
         and land contracts receivable                      171,987      762,823     442,603
        Mortgage notes payable on real estate held          (62,400)     (56,299)   (136,168)
        Operating assets and other liabilities           (2,274,399)    (972,744)  1,161,142
                                                          ---------   ----------  ----------
             Total adjustments                            4,489,849  (45,545,305) 16,774,109
                                                          ---------   ----------  ----------

Net cash utilized in operating activities                (3,082,993)  (4,176,590) (2,904,342)
                                                          ---------    ---------   ---------
INVESTING ACTIVITIES:
   Investments sold                                          20,000           --          --
   Repayments from (loans to) affiliates                  1,186,929  (18,829,802) (3,024,350)
   Distribution from subsidiary                                  --           --   4,974 174
   Additional investment in subsidiary                           --   (2,511,786)         --
   Purchases of property, plant and equipment               (43,090)     (35,955)    (17,155)
   Repayments of mortgage loans                                 980          890      14,966
   Cash acquired through acquisitions                            --        8,550          --
   Proceeds from sale of cable television system                 --   26,250,000          --
                                                          ---------    ---------   ---------
Net cash provided by
    investing activities                                  1,164,819    4,881,897   1,947,635
                                                          ---------    ---------   ---------
FINANCING ACTIVITIES:
   Repayments of debt                                            --           --  (2,300,500)
   Purchase of Company stock                                 (6,001)      (4,592)    (16,900)
   Affiliate's payment of federal tax liabilities
    under tax treaty                                        750,002      504,392   1,132,845
                                                            -------      -------   ---------
  Net cash provided by (utilized in)
   financing activities                                     744,001      499,800  (1,184,555)
                                                            -------      -------   ---------

Increase (decrease) in cash                              (1,174,173)   1,205,107  (2,141,262)
Cash, beginning of year                                   1,358,330      153,223   2,294,485
                                                          ---------    ---------   ---------

Cash, end of year                                           184,157    1,358,330     153,223
Less: restricted cash                                        (1,497)      (1,497)   (153,223)
                                                            -------    ---------     -------

Unrestricted cash                                     $     182,660    1,356,833          --
                                                            =======    =========     ========

See Accompanying Notes to Consolidated Financial Statements.






                                         SUNSTATES CORPORATION
                            Schedule II - Valuation and Qualifying Accounts
                         For the Years Ended December 31, 1994, 1993, and 1992

Column A                             Column B                  Column C                  Column D       Column E
                                                               Additions
                                    Balance at
                                    Beginning    Charged to Costs  Charged to Other                    Balance at
Description                         of Period      and Expense       Accounts           Deductions    End of Period

Allowance for cancellations
  and uncollectibles on land
  contracts receivable:
  Year ended December 31, 1992      2,357,469        675,793          447,131(b)      1,844,616(a)     1,635,777
  Year ended December 31, 1993      1,635,777        614,053          349,576(b)      1,008,553(a)     1,590,853
  Year ended December 31, 1994      1,590,853        791,481          256,727(b)      1,058,636(a)     1,580,425

Allowance for possible losses on
  mortgage loans:
  Year ended December 31, 1992      2,894,719         72,725                --          833,291        2,134,153
  Year ended December 31, 1993      2,134,153             --                --        1,981,061          153,092
  Year ended December 31, 1994        153,092             --            18,558            6,614          165,036

Allowance for uncollectibles on
  accounts receivable:
  Year ended December 31, 1992        553,074        190,878           271,379          270,744          744,587
  Year ended December 31, 1993        744,587        432,329           136,609          576,489          737,036
  Year ended December 31, 1994        737,036        259,854                --          192,843          804,047

Allowance for uncollectibles on
  premiums receivable:
  Year ended December 31, 1992        900,000             --                --               --          900,000
  Year ended December 31, 1993        900,000       (400,000)               --               --          500,000
  Year ended December 31, 1994        500,000             --                --               --          500,000

(a)  Cancellations and uncollectibles charged off.
(b)  Cancellations and transfers charged against sales.






SUNSTATES CORPORATION
Schedule III - Part I
Real Estate Held for Development and Sale and Accumulated Depreciation
December 31, 1994


         Column A           Column B         Column C          Column D
         --------           --------    --------               --------

								 Costs
                               Initial Cost to Company        Capitalized
                          -----------------------------------  Subsequent
Description               Encumbrances    Land    Building and     to                     Write-
                                                  Improvement  Acquisition Dispositions   Downs
--------------------------------------------------------------------------------------------------
Shopping Centers:
  Plymouth, NC              1,388,550      59,750  1,272,677    1,961,537  (1,136,333)   (400,000)
  York County, VA           3,577,657   1,775,351         -     4,306,101    (662,058) (1,490,000)
  Spring Hill, FL           4,158,333   1,400,000         -     4,653,453    (696,800)   (180,000)
  New Smyrna Beach, FL      3,508,600   1,435,000         -     3,897,286          -           -
  West Melbourne, FL        1,850,000     992,940  1,374,521           -           -     (780,705)
                            ---------  ----------  ---------    ---------   ---------   ---------
                           14,483,140   5,663,041  2,647,198   14,818,377  (2,495,191) (2,850,705)
                            ---------  ----------  ---------    ---------   ---------   ---------
Office Buildings:
  Raleigh, NC                 632,844     100,000  1,350,758       21,605          -           -
                            ---------   ---------  ---------    ---------   ---------   ---------
Residential land
  New Port Richey, FL              -      201,009         -            -     (136,020)    (64,989)
  Chapel Hill, NC                  -      415,805         -            -     (309,774)         -
  Carrboro, NC                     -    1,041,000         -     1,830,060  (1,309,655)         -
                            ---------  ----------  ---------    ---------   ---------   ---------
                                   -    1,657,814        - -    1,830,060  (1,755,449)    (64,989)
                            ---------  ----------  ---------    ---------   ---------   ---------
Recreation lots:
  Checotah, OK                     -      190,856         -       194,009    (360,840)         -
  Polo, MO                         -      233,378         -       665,121    (821,303)    (76,967)
  Sullivan, MO                     -      674,035         -     1,646,135  (1,921,682)         -
  Warsaw, MO                       -      399,737         -       324,235    (693,274)    (30,463)
  Lowry City, MD                   -      163,491         -     1,980,490  (1,835,065)         -
  Murfreesboro, TN                 -      577,493         -     1,786,087  (2,267,556)    (95,799)
  Dixon, TN                        -      237,056         -     3,629,306  (3,653,874)         -
  Pittsburgh County, OK            -       16,008         -     1,841,833  (1,772,542)         -
  Inactive subdivisions            -        1,250         -        36,710     (20,043)    (17,280)
                            ---------  ----------  ---------    ---------   ---------   ---------
                                   -    2,493,304         -    12,103,926 (13,346,179)   (220,509)
                            ---------  ----------  ---------    ---------   ---------   ---------




SUNSTATES CORPORATION
Schedule III - Part I
Real Estate Held for Development and Sale and Accumulated Depreciation
December 31, 1994

         Column A                        Column E                 Column F   Column G    Column H     Column I
         --------                        --------                 --------   --------    --------     --------

                          Gross Amount at Which Carried
                                at Close of Period
                          --------------------------------------                                     Life on Which
Description                             Buildings &             Accumulated    Date of      Date     Depreciation
                              Land     Improvements    Total    Depreciation Construction  Acquired    Computed
-----------------------------------------------------------------------------------------------------------------
Shopping Centers:
  Plymouth, NC                  59,750    1,697,881   1,757,631     367,971   Various     12/31/84          31.5
  York County, VA            1,359,522    2,569,872   3,929,394     403,695   Various     02/12/88          31.5
  Spring Hill, FL            1,244,208    3,932,445   5,176,653     392,784   Various     06/01/88          31.5
  New Smyrna Beach, FL       1,435,000    3,897,286   5,332,286     341,667   Various     10/01/89          31.5
  West Melbourne, FL           992,940      593,816   1,586,756      54,005   Various
                             ---------    ---------   ---------   ---------
                             5,091,420   12,691,300  17,782,720   1,560,122
                             ---------    ---------   ---------   ---------
Office Buildings:
  Raleigh, NC                  100,000    1,372,363   1,472,363     368,304   Various     12/31/84            40
                             ---------    ---------   ---------   ---------
Residential land
  New Port Richey, FL               -            -            0          -    Various     11/29/83           N/A
  Chapel Hill, NC              106,031           -      106,031          -    Various     12/31/84           N/A
  Carrboro, NC               1,561,405           -    1,561,405          -    Various     12/21/88           N/A
                             ---------    ---------   ---------   ---------
                             1,667,436           -    1,667,436         - -
                             ---------    ---------   ---------   ---------
Recreation lots:
  Checotah, OK                  24,025           -       24,025          -    Various     10/31/83           N/A
  Polo, MO                         229           -          229          -    Various     10/31/83           N/A
  Sullivan, MO                 292,658      105,830     398,488          -    Various     10/31/83           N/A
  Warsaw, MO                       235           -          235          -    Various     10/31/83           N/A
  Lowry City, MD               308,916           -      308,916          -    Various     06/01/89           N/A
  Murfreesboro, TN                 225           -          225          -    Various     10/31/83           N/A
  Dixon, TN                    161,712       50,776     212,488          -    Various     08/03/85           N/A
  Pittsburgh County, OK         49,482       35,817      85,299          -    Various     10/21/85           N/A
  Inactive subdivisions            637           -          637          -      N/A       06/01/86           N/A
                             ---------    ---------   ---------   ---------
                               838,119      192,423   1,030,542          -
                             ---------    ---------   ---------   ---------



 SUNSTATES CORPORATION
Schedule III - Part I
 Real Estate Held for Development and Sale and Accumulated Depreciation


December 31, 1994
            Column A             Column B         Column C           Column D
            --------             --------    --------                --------


                                     Initial Cost to Company	      Costs
                                ----------------------------------- Capitalized
Description                     Encumbrance    Land    Building and Subsequent to                 Write-
                                                       Improvements Acquisition   Dispositions    Downs
-------------------------------------------------------------------------------------------------------
Land:
  Denver, CO                            -        1,000          -           -            -          -
  Gastonia, NC                          -       60,000          -           -       (51,157)        -
  Mayport, FL                           -      535,069          -       66,016     (107,000)  (394,085)
  St. Petersburg, FL                    -      954,541          -       68,722     (235,584)  (687,679)
  Southern Pines, NC               128,157     307,968          -       44,555           -    (162,000)
  Port Orange, FL                       -      615,573          -      141,307           -    (443,680)
  Coral Springs, FL                     -      236,014          -           -            -    (186,014)
  New Port Richey, FL                   -      370,611          -           -      (262,577)        -
  Jacksonville, FL                      -      727,704          -           -            -    (287,704)
  Omaha, NE                             -           91          -           -            -          -
                                 ---------  ----------   ---------   ---------    ---------  ---------
                                   128,157   3,808,571          -      320,600     (656,318)(2,161,162)
                                 ---------  ----------   ---------   ---------    ---------  ---------
Interest in Limited Partnerships:
  Greenbelt, MD                         -           -      850,000    (530,835)          -    (790,026)
  Ponte Vedra, FL                       -           -    2,250,000     (43,852)          -  (1,480,300)
  Will City, IL                         -           -      980,000    (249,715)          -          -
  Jacksonville, FL                      -      182,000          -       75,189      (28,067)  (229,122)
  Gretna, LA                            -           -      448,000          -            -    (448,000)
                                 ---------  ----------   ---------   ---------    ---------  ---------
                                       - -     182,000   4,528,000    (749,213)     (28,067)(2,947,448)
                                 ---------  ----------   ---------   ---------    ---------  ---------
Resort Development Properties:
  Spring Green, WI                      -    1,929,387   3,063,698   1,394,019   (1,022,708)        -
                                 ---------  ----------   ---------   ---------    ---------  ---------
                                       - -   1,929,387   3,063,698   1,394,019   (1,022,708)        -
                                 ---------  ----------   ---------   ---------    ---------  ---------
Investment in Other Real Estate:
  Boca Raton, FL                        -           -      130,000          -       (66,645)        -
  Lake Zurich, IL                       -    1,373,441          -           -            -          -
  Kissimmee, FL                         -           -    1,721,549   7,091,155   (8,503,240)  (309,461)
  Chicago, IL                      189,585     889,712          -           -            -          -
                                 ---------  ----------   ---------   ---------    ---------  ---------
                                   189,585   2,263,153   1,851,549   7,091,155   (8,569,885)  (309,461)
                                 ---------  ----------   ---------   ---------    ---------  ---------
Total Real Estate and
Accumulated Depreciation        15,433,726  18,097,270  13,441,203  36,830,529  (27,873,797)(8,554,274)
                                ==========  ==========  =========== ===========  ========== ===========




 SUNSTATES CORPORATION
Schedule III - Part I
 Real Estate Held for Development and Sale and Accumulated Depreciation
December 31, 1994


            Column A                          Column E                 Column F      Column G    Column H    Column I
            --------                          --------                 --------      --------    --------    --------

                                Gross Amount at Which Carried
                                      at Close of Period
                                -------------------------------------                                     Life on Which
Description                                 Buildings &               Accumulated    Date of       Date    Depreciation
                                    Land    Improvements    Total    Depreciation  Construction  Acquired    Computed
------------------------------------------------------------------------------------------------------------------------
Land:
  Denver, CO                          1,000          -         1,000           -       N/A       12/31/84           N/A
  Gastonia, NC                        8,843          -         8,843           -       N/A       12/31/84           N/A
  Mayport, FL                       100,000          -       100,000           -       N/A       03/19/86           N/A
  St. Petersburg, FL                100,000          -       100,000           -       N/A       11/17/76           N/A
  Southern Pines, NC                190,523          -       190,523           -       N/A       12/31/84           N/A
  Port Orange, FL                   313,200          -       313,200           -       N/A       07/01/85           N/A
  Coral Springs, FL                  50,000          -        50,000           -       N/A       07/05/77           N/A
  New Port Richey, FL               108,034          -       108,034           -       N/A       08/14/78           N/A
  Jacksonville, FL                  440,000          -       440,000           -       N/A       06/20/85           N/A
  Omaha, NE                              91          -            91           -       N/A                          N/A
                                  ---------   ---------    ---------    ---------
                                  1,311,691          -     1,311,691          - -
                                  ---------   ---------    ---------    ---------
Interest in Limited Partnerships:
  Greenbelt, MD                          -     (470,861)    (470,861)          -       N/A       12/31/84           N/A
  Ponte Vedra, FL                        -      725,848      725,848           -       N/A       09/01/88           N/A
  Will City, IL                          -      730,285      730,285           -       N/A                          N/A
  Jacksonville, FL                       -           -            -            -       N/A       06/19/85           N/A
  Gretna, LA                             -           -            -            -
                                  ---------   ---------    ---------    ---------
                                         -      985,272      985,272          - -
                                  ---------   ---------    ---------    ---------
Resort Development Properties:
  Spring Green, WI                1,686,223   3,678,173    5,364,396      582,168       Various   Various            40
                                  ---------   ---------    ---------    ---------
                                  1,686,223   3,678,173    5,364,396      582,168
                                  ---------   ---------    ---------    ---------
Investment in Other Real Estate:
  Boca Raton, FL                         -       63,355       63,355           -       N/A       12/31/84           N/A
  Lake Zurich, IL                 1,373,441          -     1,373,441           -
  Kissimmee, FL                          -            3            3           -     Various     09/15/75           N/A
  Chicago, IL                       889,712          -       889,712        6,362                 2/22/94            40
                                  ---------   ---------    ---------    ---------
                                  2,263,153      63,358    2,326,511        6,362
                                  ---------   ---------    ---------    ---------
Total Real Estate and
Accumulated Depreciation         12,958,042  18,982,889   31,940,931    2,516,956
                                 ==========  ==========   ==========    =========




Notes to Schedule III - Real Estate and Accumulated Depreciation

1.   Reconcilation of Real Estate:



                                         For The Years Ended December 31,
                                      1994              1993               1992

Balance, beginning of year       $ 41,985,811        44,912,948         44,820,490
                                   ----------        ----------          ---------

Additions during year:
 Acquisition of real estate           889,712         5,734,327          3,325,000
 Improvements, etc.                 1,498,313           378,859            361,705
 Investments in limited
  partnerships                       (162,057)         (212,832)          (498,477)
 Acquisition through fore-
  closure/reconveyance                439,607           411,230            824,063
                                    ---------         ---------          ---------
  Total additions                   2,665,575         6,311,584          4,012,291
                                    ---------         ---------          ---------

Deductions during period:
 Cost of sales                     14,069,557         7,417,795          1,457,038
 Write down of real estate            523,508         1,166,738          1,854,959
 Depreciation                         633,347           654,188            607,836
 Other                                    999                --                 --
                                   ----------         ---------          ---------
  Total deductions                 15,227,411         9,238,721          3,919,833
                                   ----------         ---------          ---------

Balance, end of year             $ 29,423,975        41,985,811         44,912,948
                                   ==========        ==========         ==========








Notes to Schedule III - Real Estate and Accumulated Depreciation (continued)

2. Reconciliation of Accumulated Depreciation on Real Estate:


                                        For The Years Ended December 31,
                                    1994             1993              1992

Balance, beginning of year     $2,621,464        1,398,784           790,948
Additions during year:
 Depreciation expense             633,347          654,188           607,836
 Consolidation of joint venture        --          382,139                --
 Acquisition of real estate            --          445,481                --
Deductions during year:
 Assets sold/transferred          737,855          259,128                --
                                ---------        ---------         ---------
Balance, end of year           $2,516,956        2,621,464         1,398,784
                                =========        =========         =========


3. Depreciation of operating properties is computed on the straight-line method over the remaining useful lives of the properties, which are generally thirty-one and one-half to forty years for buildings and five to twelve years for furniture and equipment.

4. Aggregate cost as of December 31, 1994 for federal income tax purposes has not yet been determined.



SUNSTATES CORPORATION

Schedule V - Supplemental Information Concerning
Property - Casualty Insurance Operations

Normandy Insurance Agency, Inc. and Subsidiaries


Column A              Column B       Column C      Column D    Column E    Column F

                                    Reserves for
                                      Unpaid       Discount
                      Deferred        Claims        if any,
Affiliation            Policy       and Claim      deducted
  with               Acquisition    Adjustment       in        Unearned     Earned
Registrant             Costs         Expenses      Column C    Premiums     Premiums
----------	     ------------   -----------    --------    --------      --------

Normandy is a wholly-owned
 consolidated subsidiary of
 Sunstates Corporation
 (Registrant)

 Year Ended
December 31, 1994   $ 1,097,995     62,681,402        -        18,493,925   46,228,281
-----------------     =========     ==========   ===========   ==========   ==========
  Year Ended
December 31, 1993   $ 1,670,889     86,393,434        -        16,777,784   69,165,138
-----------------     =========     ==========   ===========   ==========   ==========
  Year Ended
December 31, 1992   $ 4,314,649    111,948,590        -        28,879,844  128,294,934
-----------------     =========    ===========   ===========   ==========  ===========





SUNSTATES CORPORATION

Schedule V - Supplemental Information Concerning
Property - Casualty Insurance Operations

Normandy Insurance Agency, Inc. and Subsidiaries


Column A                 Column G        Column H              Column I     Column J    Column K

                                       Claims and Claim
                                      Adjustment Expenses     Amortization    Paid
                                      Incurred Related to     Of Deferred    Claims
Affiliation                  Net          (1)      (2)           Policy     and Claim
  with                   Investment    Current    Prior        Acquisiton  Adjustment    Premiums
Registrant                 Income        Year      Year          Costs      Expenses     Written
----------               ----------     ------------------     ------------  ---------    --------

Normandy is a wholly-owned
 consolidated subsidiary of
 Sunstates Corporation
 (Registrant)

 Year Ended
December 31, 1994   $   6,916,127  41,733,454 (5,890,954)  1,670,889   59,554,532     47,944,423
-----------------       =========  ==========  =========   =========   ==========     ==========
  Year Ended
December 31, 1993   $  22,686,387  64,271,003  6,772,046   4,314,649   96,598,203     57,063,078
-----------------      ==========  ==========  =========   =========   ==========     ==========
  Year Ended
December 31, 1992   $  12,267,011 109,000,602  5,457,245   6,060,029  101,495,998    118,930,251
-----------------      ========== ===========  =========   =========  ===========    ===========





                               EXHIBIT INDEX

                           Sunstates Corporation
                          Form 10-K Annual Report
                   For the Year Ended December 31, 1994

          All Exhibits except Exhibits 3.1, 3.2, 3.3, 3.4, 4.1, 4.2,
	4.3, 4.4, 4.5,10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8,
	10.9, 10.10, and 10.11 are filed herewith and included in Item
	14.  Exhibit 10.1 is incorporated by reference to Acton's
	Quarterly Report on Form 10-Q for the quarter ended September 30, 1990. Exhibits 4.1 and 10.4 are incorporated by reference to Acton's Current Report on Form 8-K dated July 5, 1990. Exhibits
	3.1 and 10.2 are incorporated by reference to Acton's Form 10-K for the year ended December 31, 1989. Exhibits 3.2, and 10.3 are incorporated by reference to Acton's Form 10-K for the year ended December 31, 1990. Exhibit 4.2 is incorporated by reference to Acton's Form 10-Q for the quarter ended March 31, 1991. Exhibits
	4.3, 4.4, 10.5, 10.6, 10.7 and 10.8 are incorporated by
	reference to Acton's Form 10-K for the year ended December 31, 1991. Exhibits 4.4 and 10.8 are incorporated by reference to Acton's Form 10-K for the year ended December 31, 1992. Exhibits 3.3, 3.4, 4.5, 10.9 and 10.10 are incorporated by reference to Sunstates Corporation's Form 10-K for the year ended December
	31, 1993. Exhibit 10.11 is incorporated by reference to Sunstates Corporation's Form 8-K dated March 6, 1995.


(3)  Amended and Restated Certificate  of Incorporation and By-Laws


          (3.1) Restated Certificate of Incorporation

          (3.2) Certificate of Amendment of Restated Certificate of
	        Incorporation

          (3.3) Certificate of Amendment to Restated Certificate of
		Incorporation dated December 28, 1993

          (3.4) Amended and Restated By-Laws of Sunstates Corporation

(4)  Instruments Defining the Rights of Security Holders, Including
	Debentures


          (4.1) Credit Agreement dated June 15, 1990 by and between Hickory White Company and Citicorp North America, Inc.

          (4.2) First Amendment to Credit Agreement dated April 1, 1991, by and between Hickory White Company and Citicorp North America, Inc.

          (4.3) Second Amendment to Credit Agreement dated January 30, 1992, by and between Hickory White Company and Citicorp North America, Inc.

          (4.4) Third Amendment to Credit agreement dated January 31, 1993, by and between Hickory White Company and Citicorp North America, Inc.

          (4.5) Fourth Amendment to Credit Agreement dated November
      	   30, 1993, by and between Hickory White Company and
	         Citicorp North America, Inc.

          (4.6) Fifth Amendment to Credit Agreement dated December 21, 1994, by
      	   and between Hickory White Company and Citicorp North
	         America, Inc.




(10) Material Contracts

          (10.1) Form of Indemnification Agreement between Acton Corporation and each officer and director, respectively.

          (10.2) Stock Purchase Agreement dated January 17, 1989, both by and between Normandy Insurance Agency, Inc. and Hickory Furniture Company.

          (10.3) Asset Purchase Agreement dated June 15, 1990, by and between Hickory White Company and Hickory Furniture Company et. al.

          (10.4) Extension Agreement dated February 28, 1992, both by and between Normandy Insurance Agency, Inc. and Hickory Furniture Company.

          (10.5) Executive Employment Agreement dated September 16, 1991, by and between Acton Corporation and Clyde Wm. Engle.

          (10.6) Corporate Officers Discretionary Bonus Plan.

          (10.7) Purchase of Stock and Assignment of Contract Rights dated April 13, 1992, by and between Normandy Insurance Agency, Inc. and Hickory Furniture Company.

          (10.8) Stock Purchase Agreement dated July, 28, 1992, by and between Coronet Insurance Company and Euroactividade Corporation, et. al., covering the acquisition of all of the outstanding capital stock of Euroactividade Spring Green, Inc.

          (10.9) Amended and Restated Purchase and Sale Agreement
      	   dated as of December 30, 1993, by and between Acton
	         Corporation and Acton Cable Investors, N.V. as sellers and InterMedia Partners of Maryland, L.P. and InterMedia Partners, III, L.P. as buyers

          (10.10) Note payable to Acton Corporation and Acton Cable Investors,
      	   N.V. in the amount of $17,366,614 dated December 30, 1993, by InterMedia Partners of Maryland, L.P. and InterMedia Partners III, L.P.

          (10.11) Asset Purchase Agreement dated as of March 6, 1995, by and between Alba-Waldensian, Inc. and Kayser-Roth Corporation
	         for the purchase of the Balfour  Healthcare Division.

(11) Statement re Computation of Per Share Earnings

          (11.1) Primary

          (11.2) Fully diluted

(18) Letter re Change in Accounting Principle

(21) Subsidiaries of the Company

(27) Financial Data Schedules

(28P) Information from Reports Furnished to State Regulatory
      Authorities.  Schedules P of the 1994 Annual Statement of
      Coronet Insurance Company of Chicago to the Insurance
      Department of the State of Illinois.