Form 10-Q
period 1995-03-31
SUNSTATES CORP /DE/
filed 1995-05-15
CIK 103575

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934


  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Period ended March 31, 1995

                                or

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934
      For the transition period from ____________ to_____________

      Commission File Number:    1-5300

                              SUNSTATES CORPORATION

      (Exact name of registrant as specified in its charter)

                    Delaware                           22-1664434
          (State or other jurisdiction of       (I.R.S. Employer
          incorporation or organization)         Identification No.)

           4600 Marriott Drive, Suite 200, Raleigh, North Carolina    27612

       (Address of principal executive offices)                  (Zip Code)


     Registrant's telephone number, including area code      (919) 781-5611


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes x  No   .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                              Outstanding at May 10, 1995

     Common Stock, $.33 1/3 Par Value                   782,414 shares

     Class B Accumulating Convertible
       Stock, $.10 Par Value                             69,741 shares





                           TABLE OF CONTENTS
                         Sunstates Corporation
                      Form 10-Q Quarterly Report
                 For the Quarter Ended March 31, 1995




     Part I                      Financial Information

     Item 1.  Financial Statements:

         Consolidated Balance Sheets - March 31, 1995 and December 31, 1994

         Consolidated Statements of Operations -  For the Three Months Ended
            March 31, 1995 and 1994

         Consolidated Statements of Stockholders' Equity -  For the Three
            Months Ended March 31, 1995 and 1994

         Consolidated Statements of Cash Flows - For the Three Months Ended
            March 31, 1995 and 1994

         Notes to Consolidated Financial Statements


     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations


     Part II                     Other Information

     Item 1.  Legal Proceedings

     Item 3.  Defaults Upon Senior Securities

     Item 6.  Exhibits and Reports on Form 8-K






                         SUNSTATES CORPORATION

                      Consolidated Balance Sheets


                                                March 31,
                                                  1995         December 31,
                                               (Unaudited)          1994
             ASSETS

 REAL ESTATE:
     Property, plant and equipment            $ 33,400,661    31,106,410
     Real estate held for development
        and sale                                28,891,553    28,978,498
     Mortgage loans                              4,763,516     5,308,939
     Land contracts receivable                   4,792,671     5,116,720
                                                ----------    ----------
                                                71,848,401    70,510,567
                                                ----------    ----------

 INVESTMENTS IN SECURITIES:
     Short-term investments                      1,403,555    14,042,345
     Fixed maturities                           17,261,454    39,314,135
     Equity securities                          18,739,537    20,790,717
     Investments in affiliates                   5,041,211     4,758,706
                                                ----------    ----------
                                                42,445,757    78,905,903
                                                ----------    ----------

 OPERATING ASSETS:
     Cash                                          142,214       234,875
     Restricted cash                             6,017,949     5,543,826
     Accounts receivable                        23,059,683    21,554,292
     Premiums receivable                        14,727,452     9,145,534
     Inventories                                46,092,673    42,908,931
     Policy acquisition costs                    1,521,976     1,097,995
     Prepaid expenses                            1,907,016     1,295,504
                                                ----------    ----------
                                                93,468,963    81,780,957
                                                ----------    ----------

 OTHER ASSETS:
     Receivable from affiliates                  3,334,094     3,234,752
     Other assets                                7,240,356     5,948,166
     Cost in excess of assets acquired          15,101,405     6,194,910
                                                ----------    ----------
                                                25,675,855    15,377,828
                                               -----------   -----------
                                             $ 233,438,976   246,575,255
                                               ===========   ===========



 See Accompanying Notes



                         SUNSTATES CORPORATION

                         Consolidated Balance Sheets




                                                 March 31,
                                                   1995           December 31,
                                                (Unaudited)          1994

        LIABILITIES AND STOCKHOLDERS' EQUITY

DEBT:
   Notes payable                               $ 49,943,020       52,676,514
   Mortgage notes                                15,007,250       16,111,437
                                                 ----------       ----------
                                                 64,950,270       68,787,951
                                                 ----------       ----------

OTHER LIABILITIES:
   Insurance reserves                            60,210,355       62,681,402
   Unearned premiums                             25,366,271       18,493,925
   Accounts payable                              10,166,757        9,793,336
   Accrued expenses                              10,609,091       18,647,366
   Other liabilities                             14,158,192       14,037,545
                                                -----------      -----------
                                                120,510,666      123,653,574
                                                -----------      -----------

TOTAL LIABILITIES                               185,460,936      192,441,525
                                                -----------      -----------


MINORITY INTERESTS IN SUBSIDIARIES               21,800,502       21,892,721

STOCKHOLDERS' EQUITY:
   Preferred Stocks                               7,161,875        7,256,275
   Common Stock, 782,414 and 797,016
     shares outstanding, respectively               260,805          265,672
   Class B Accumulating Convertible Stock,
     69,741 and 73,581 shares issued and
     outstanding, respectively                        6,974            7,358
   Capital in excess of par value                37,018,386       37,605,196
   Accumulated deficit                          (22,844,545)     (16,920,900)
   Unrealized gains on marketable
     equity securities                            4,574,043        4,027,408
                                                 ----------       ----------
       Total stockholders' equity                26,177,538       32,241,009
                                                 ----------       ----------

                                              $ 233,438,976      246,575,255
                                                ===========      ===========

See Accompanying Notes.




                           SUNSTATES CORPORATION
                   Consolidated Statements of Operations
                                (Unaudited)


                                          For the Three Months Ended
                                                   March 31,

                                               1995            1994
Revenues:
    Insurance premiums earned             $ 13,607,976          11,421,406
    Manufacturing sales                     32,098,810          30,708,587
    Real estate sales                          217,567             273,761
    Investment income                        1,010,359           2,777,901
    Equity in earnings of affiliates           257,000             114,000
    Other income                             1,701,616           1,699,408
                                            ----------          ----------
      Total revenues                        48,893,328          46,995,063
                                            ----------          ----------

Costs and expenses:
    Insurance loss and loss
       adjustment expenses                  12,193,520          10,557,310
    Cost of manufacturing sales             25,821,573          24,472,809
    Cost of real estate sales                  151,181             249,465
    Selling and operating costs             14,363,191          11,921,687
    Corporate expenses                         543,985             635,221
    Interest expense                         1,589,107             927,633
                                            ----------          ----------
      Total costs and expenses              54,662,557          48,764,125
                                            ----------          ----------

Loss before items shown below               (5,769,229)         (1,769,062)
    Provision for income taxes                 (53,454)           (449,602)
    Minority interest in
      income of subsidiaries                  (100,962)           (328,496)
                                             ---------           ---------
NET LOSS                                  $ (5,923,645)       $ (2,547,160)
                                             =========           =========

EARNINGS PER SHARE INFORMATION:
Net Loss Applicable to Common Stock       $ (6,201,527)       $ (2,858,286)
                                             =========           =========

Net loss per common share:                      $(2.48)              (1.04)
                                                  ====                ====




See Accompanying Notes.


                            SUNSTATES CORPORATION
               Consolidated Statements of Stockholders' Equity
              For the Three Months Ended March 31, 1995 and 1994
                                 (Unaudited)


                                  $3.75                                           Class B
                                Cumulative           Class E                    Accumulating
                                Preferred       Preferred Stock       Common    Convertible
                                 Stock        Series I   Series II    Stock          Stock
Balances, January 1, 1994,
 as previously reported       $  9,008,675      32,300     25,000     344,524        8,233

Cumulative effect on prior
 years of change in method
 of inventory valuation
                                 ---------      ------     ------     -------        -----
Balances, January 1, 1994,
 as adjusted                     9,008,675      32,300     25,000     344,524        8,233

Net loss
Conversion of Class B Stock                                               282           (3)

Adjustment of shares issued
 pursuant to merger                    (75)
Purchase of treasury stock      (1,017,500)                           (30,467)

Unrealized gains on securities


Excess of fair market value paid
 over seller's historical cost
 basis of automobile
                                 ---------      ------     ------     -------        -----
Balances, March 31, 1994      $  7,991,100      32,300     25,000     314,339        8,230
                                 =========      ======     ======     =======        =====


Balances, January 1, 1995     $  7,198,975      32,300     25,000     265,672        7,358

Net loss
Adjustment of shares issued
 pursuant to merger                                                        (2)
Purchase of treasury stock         (94,400)                            (4,865)        (384)

Unrealized gains on securities
                                 ---------      ------     ------     -------        -----

Balances, March 31, 1995      $  7,104,575      32,300     25,000     260,805        6,974
                                 =========      ======     ======     =======        =====


See Accompanying Notes.



                            SUNSTATES CORPORATION
               Consolidated Statements of Stockholders' Equity
              For the Three Months Ended March 31, 1995 and 1994
                                 (Unaudited)


                                    Capital                         Unrealized
                                      In                              Gains          Total
                                   Excess of      Accumulated          on        Stockholders'
                                   Par Value        Deficit         Securities      Equity
Balances, January 1, 1994,
 as previously reported      $    34,956,541     (10,452,194)        5,139,556    39,062,635

Cumulative effect on prior
 years of change in method
 of inventory valuation            6,245,669       1,104,136                       7,349,805
                                  ----------       ---------         ---------    ----------

Balances, January 1, 1994,
 as adjusted                      41,202,210      (9,348,058)        5,139,556    46,412,440

Net loss                                          (2,547,160)                     (2,547,160)
Conversion of Class B Stock             (279)                                             --

Adjustment of shares issued
 pursuant to merger                     (863)                                           (938)
Purchase of treasury stock          (838,034)                                     (1,886,001)

Unrealized gains on securities                                         (75,658)      (75,658)

Excess of fair market value paid
 over seller's historical cost
 basis of automobile                (109,404)                                       (109,404)
                                  ----------       ----------        ---------    ----------

Balances, March 31, 1994          40,253,630      (11,895,218)       5,063,898    41,793,279
                                  ==========       ==========        =========    ==========

Balances, January 1, 1995     $   37,605,196      (16,920,900)       4,027,408    32,241,009

Net loss                                           (5,923,645)                    (5,923,645)
Adjustment of shares issued
 pursuant to merger                     (108)                                           (110)
Purchase of treasury stock          (586,702)                                       (686,351)

Unrealized gains on securities                                         546,635       546,635
                                  ----------       ----------        ---------    ----------

Balances, March 31, 1995      $   37,018,386      (22,844,545)       4,574,043    26,177,538
                                  ==========       ==========        =========    ==========

See Accompanying Notes.



                            SUNSTATES CORPORATION
                   Consolidated Statements of Cash Flows
                                (Unaudited)


                                            For the Three Months Ended
                                                   March 31,
                                               1995                1994

OPERATING ACTIVITIES:
   Net loss                                $(5,923,645)        (2,547,160)
   Adjustments to reconcile net loss
    to net cash utilized in
      operating activities:
      Depreciation and amortization          1,491,605          1,352,819
      Adjustments to interest yields           (58,109)           (15,021)
      Realized gains on investments           (344,853)        (1,652,170)
      Reserves and writedowns                  120,882            223,447
      Equity in undistributed income          (275,179)          (136,317)
      Addition to minority interest            100,962            328,496
      Changes in assets and liabilities:
        Real estate held for
          development and sale                  44,227           (494,446)
        Inventories                         (1,660,630)        (2,076,038)
        Mortgage loans on real estate
         and land contracts receivable         808,112            368,082
        Mortgage notes payable on
         real estate held                     (887,412)          (271,330)
        Insurance reserves and
         unearned premiums                   4,401,299         (6,019,292)
        Operating assets and
         other liabilities                  (5,960,017)        (1,052,452)
                                             ---------          ---------
          Total adjustments                 (2,219,113)        (9,444,222)
                                             ---------          ---------
  Net cash utilized in
   operating activities                     (8,142,758)       (11,991,382)
                                             ---------         ----------


INVESTING ACTIVITIES:
   Investments in securities
    sold or matured                         33,258,196         26,267,169
   Investments in affiliates sold                   --            398,084
   Investments in securities purchased     (20,901,848)        (7,117,509)
   Investment in affiliates purchased         (153,725)          (130,054)
   Other investments                          (645,867)                --
   Loans to affiliates                          (1,558)          (300,000)
   Purchases of property
    plant and equipment                       (714,395)          (979,538)
   Acquisition of Balfour                  (14,956,086)                --
   Repayments of mortgage loans                 95,140            968,546
                                             ---------            -------
  Net cash provided by
   (utilized in) investing activities       (4,020,143)        19,106,698
                                             ---------         ----------


FINANCING ACTIVITIES:
   Borrowings under notes payable           15,685,931                 --
   Repayments of notes and
    mortgage notes payable                  (2,455,106)        (6,294,094)
   Purchase of Company stock                  (686,462)        (1,886,940)
                                            ----------          ---------

  Net cash provided by
   (utilized in) financing activities       12,544,363         (8,181,034)
                                            ----------          ---------
Increase(decrease) in cash                     381,462         (1,065,718)
Cash, beginning of period                    5,778,701          9,579,236
                                             ---------          ---------

Cash, end of period                          6,160,163          8,513,518
Less: restricted cash                       (6,017,949)        (7,785,086)
                                             ---------          ---------

Unrestricted cash                         $    142,214            728,432
                                               =======            =======



See Accompanying Notes.




                      SUNSTATES CORPORATION

            Notes to Consolidated Financial Statements
                           (Unaudited)

1.  Interim Financial Statements

     The accompanying consolidated financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist solely of adjustments of a normal recurring nature. These statements should be read in conjunction with the financial statements, and notes thereto, included in the Form 10-K of Sunstates Corporation for the year ended December 31, 1994. The results of operations for the three months ended March 31, 1995, are not necessarily indicative of the results that may be expected for the full fiscal year.

2.  Acquisition of Balfour Health Care

     On March 6, 1995, the Company's textile apparel manufacturing subsidiary (Alba) purchased the Balfour Health Care Division (Balfour) and manufacturing facility in Rockwood, Tennessee from Kayser-Roth Corporation. Alba financed 100% of the acquisition cost under a variable rate term loan agreement (see Note 4). The following table presents the Company's investment as allocated utilizing the purchase method of accounting (subject to possible further adjustments) to the individual assets and liabilities of Balfour as of March 6, 1995:

    Accounts receivable                                  $ 1,956,279
    Property, plant and equipment                          2,730,830
    Inventory                                              1,523,111
    Liabilities assumed                                     (316,929)
                                                           ---------
      Fair value of net assets acquired                    5,893,291
    Cash price paid                                       14,956,085
                                                          ----------
    Cost in excess of assets acquired (goodwill)        $  9,062,794
                                                           =========


     The cost in excess of assets acquired ($9,062,794) will be amortized on a straight-line basis over 15 years. The results of Balfour are included in the accompanying financial statements since the date of acquisition.

The following unaudited pro forma financial information presents the information as if the acquisition has occurred at the beginning of 1995 and 1994, after giving effect to certain adjustments, including amortization of goodwill and interest expense from debt issued to fund the acquisition and related income tax effects and minority interests. The total interest expense included in this pro forma is $267,000 and $197,000 in 1995 and 1994, respectively. Goodwill is amortized at $151,047 per quarter. This pro forma is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

     Total Revenues                    $ 2,655,036           3,553,016
     Net Income                             29,376              15,495
     Net Income Per Share                     $.01                 .01







3.  Inventories

     The principal classifications of inventories were:


                                             March 31,       December 31,

                                                 1995           1994
Furniture manufacturing -
     Materials and supplies                 $  3,027,859       2,807,511
     Work in progress                          6,633,550       6,535,222
     Finished goods                           12,707,727      12,041,195
                                              ----------      ----------
                                              22,369,136      21,383,928
                                              ----------      ----------
Textile apparel manufacturing -
     Materials and supplies                    4,202,850       3,296,755
     Work in progress                          6,522,184       5,803,012
     Finished goods                            7,713,294       8,164,413
                                               ---------       ---------
                                              18,438,328      17,264,180
                                              ----------      ----------
Bootwear manufacturing -
  Materials and supplies                       1,344,610         882,022
  Work in progress                             1,487,555       1,501,282
  Finished goods                               1,070,718         542,876
                                               ---------       ---------
                                               3,902,883       2,926,180
                                               ---------       ---------

Textile equipment manufacturing                  933,602         883,086
Resort development                               186,746         164,036
Other                                            261,978         287,521
                                               ---------      ----------
                                             $46,092,673      42,908,931
                                              ==========      ==========



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

  Restatement of operating results due to the change decreased cost of manufacturing sales and the net loss by $93,600 ($.03 per primary and fully diluted share) in the quarter ended March 31, 1994. The cumulative effect of the change of $7,349,805 represents the reversal of the LIFO reserve as of January 1, 1994. Of this amount, $6,245,669 represented the LIFO reserve originally recorded in connection with the acquisition of the furniture assets from the Company's controlling shareholder in June of 1990. The original accounting for this acquisition resulted in a charge to paid in capital to reflect the excess of the purchase price paid over the seller's historical cost basis of the assets acquired. Accordingly, $6,245,669 has been reflected in the accompanying financial statements as a retroactive adjustment to paid in capital. The remaining balance of $1,104,136 has been reported as an adjustment to the accumulated deficit as of January 1, 1994. The aggregate effect of the change was to increase stockholders' equity by $7,443,405 as of March 31, 1994.

4.  Debt

  On March 6, 1995, the Company's textile apparel manufacturing subsidiary entered into a $15,000,000 variable rate term loan, the proceeds from which were used to acquire Balfour (see Note 2). Interest on this loan accrues at the rate of LIBOR plus 2% with principal payments to be made quarterly beginning June 30, 1995, and maturing on March 31, 2000. The note is collateralized by all of the assets of the textile apparel manufacturing subsidiary and contains various covenants covering minimum tangible net worth, cash flow, leverage ratios, capital spending and the payment of dividends.

  Included in fixed maturity investments at March 31, 1995, are certain one and two-year U. S. Treasury securities yielding 6% to 6.3% with an original cost of $9,225,936 (approximates market) which were acquired under agreements to resell on various dates through July 7, 1995. Additionally, the Company borrowed $9,100,428 from brokerage firms against such securities with interest rates ranging from 6.05% to 6.375% and maturing on various dates through July 7, 1995.

  Notes payable include $12,546,126 due to Citibank and secured by substantially all of the assets of the Company's furniture manufacturing operations. The loan has been extended through January 3, 1996, to allow the Company additional time to obtain refinancing. However, the Company cannot state with certainty that it will be able to find alternative financing at terms acceptable to the Company prior to the extended maturity date of the loan.

  At March 31, 1995, mortgage notes include $4,867,607 of loans on real estate which will mature in 1995. Sunstates is continuing to search for satisfactory alternative financing for these properties. However, the availability of real estate financing has been severely curtailed as the result of problems in both the banking and real estate industries. Accordingly, Sunstates cannot state with certainty that it will be successful in obtaining such refinancing.


5.  Income taxes

  The provision for income taxes include the following (amounts in thousands):


                                                 Three Months Ended March 31,

                                                        1995         1994

     Current - Federal                               $  --              38
                - State                                 (9)             62
                                                        ---            ---
                                                        (9)            100

     Provision by majority-owned subsidiaries           62             350
                                                        --             ---
     Total provision                                  $ 53             450
                                                        ==             ===

  The provisions for federal income taxes differ from the amounts computed by multiplying income before income taxes and minority interest by the statutory federal rates as follows (amounts in thousands):


                                                Three Months Ended March 31,

                                                       1995               1994

     Tax computed at statutory rate                $  (1,962)             (601)
     State taxes, net of federal benefit                   1                74
     Tax exempt income and dividend exclusion           (121)             (227)
     Puerto Rican income not subject to Puerto
      Rican or federal tax                                 7               (35)
     Effect of purchase accounting adjustments          (201)              (91)
     Effect of losses not utilized in the provision    2,303             1,249
     Alternative minimum tax                              --                38
     Other                                                26                43
                                                          --                --
     Total                                            $   53               450
                                                          ==               ===


6.  Earnings Per Share


  Primary per share amounts are computed based upon the weighted average number of common equivalent shares outstanding. Common equivalent shares consist of common stock, the assumed conversion of the Class B stock at its current conversion ratio, and any dilutive effect of other convertible securities deemed to be common stock equivalents. Fully diluted per share amounts are computed by including the assumed conversion of the Class B stock at its maximum conversion ratio plus any other convertible securities which would have a dilutive effect. Fully diluted per share amounts are not reported if their impact would be to increase income per share or reduce the reported loss per share.

  As of January 1, 1995, the Class B stock has reached its maximum conversion ratio and therefore is no longer a dilutive security. In addition, there are no longer any options or warrants outstanding. Accordingly, as of January 1, 1995, the Company no longer presents its per share amounts on both a primary and fully diluted basis.

  Reported per share amounts for the three months ended March 31, 1995 and 1994 have been computed based on weighted average common equivalent shares of 2,496,556 and 2,742,773, respectively. Fully diluted per share amounts for 1994 are not presented since the effect of full dilution would be to reduce the reported net loss per share. Net income applicable to common stock reflects the dividend requirements applicable to the Company's preferred stocks totaling $277,882 and $311,126 for the three months ended March 31, 1995, and 1994, respectively.


7.  Litigation and Contingencies

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

Insurance Matters

  During the previous three years, the Company's insurance subsidiary experienced significant declines in premium volume as the result of the discontinuation of certain general liability reinsurance programs and several unprofitable direct automotive insurance programs combined with the effect of price increases having been implemented in other markets which were producing unsatisfactory results. The combination of the above resulted in the written premium volume declining to approximately $47,944,000 in 1994 as compared to $57,063,000 in 1993 and $118,830,000 in 1992. The decline in premium volume stabilized during the early part of 1994 and began to increase during the last half of the year as new programs already established and other planned actions to increase volume started to become effective. Premiums written for the first quarter of 1995 totaled $20,480,000 as compared to $11,506,000 in the first quarter of 1994.

  The short-term impact of the drop in written volume was that the Company experienced a period of negative cash flow from underwriting activities resulting from relatively immediate declines in collected premiums while claim payouts, relating primarily to previously
written policies, continue at disproportionately higher levels.   The
Company's negative cash flow from underwriting has begun to decline as premium volume has stabilized and started to increase. Negative cash flow from investment income and underwriting activities of the insurance segment for the first quarter of 1995 was $6,669,607 compared to $9,319,591 for the first quarter of 1994. The negative cash flow which the Company has experienced over the past three years has resulted in significant liquidations of the insurance subsidiary's investment portfolio. At March 31, 1995, the insurance subsidiary's investments in equity and fixed maturity securities (excluding investments in other segments of the Company's businesses and those covered by reverse repurchase agreements) totaled $22,012,668. The Company believes that required liquidations of the investment portfolio in order to meet operating cash flow requirements during 1995 will be greatly reduced. However, such reductions are dependent upon future premium volumes and claim payments, which, to a great extent, are beyond the control of the Company.

  Included in fixed maturity investments at March 31, 1995, are certain  one and two-year U. S.  Treasury securities yielding  6%
to 6.3% with an original cost of $9,225,936 (approximates market) which were acquired under agreements to resell on various dates through July 7, 1995. Additionally, the Company borrowed $9,100,428 from brokerage firms against such securities with interest rates ranging from 6.05% to 6.375% and maturing on various dates through July 7, 1995.

  The level of liquid assets, as defined by the National Association of Insurance Commissioners ("NAIC"), of the Company's insurance subsidiaries was $52,222,169 as compared to $90,109,196 at December
31, 1994. The decline is due to the settling of transactions through which securities were acquired under agreements to resell coupled with the liquidation of approximately $13 million of investments to cover negative cash flow requirements. Included in NAIC-defined liquid assets are the U. S. Treasury securities referred to above as well as certain securities with a reported value of $6,932,590 at March 31, 1995, which are not publicly traded as well as approximately
$8,333,000 of securities and certificates of deposit which were on deposit pursuant to state laws and various reinsurance agreements. In addition, $34,464,885 ($33,954,320 at December 31, 1994) of investments in publicly traded equity securities of other companies, valued at their quoted market prices on March 31, 1995, do not meet the NAIC definition of liquid assets solely because of the level of ownership of such securities.

  In August 1992, the Company agreed with the Illinois Department of Insurance to decrease Coronet's ratio of liabilities to liquid assets, as defined by the NAIC, to 105% over a five year period. At December 31, 1994, Coronet's ratio was 134.6%, as compared to the agreed upon ratio of 155%. At March 31, 1995, Coronet's ratio was 209.4%, as compared to the agreed upon ratio of 178.25% at June 30, 1995 (130% at December 31, 1995). However, the consolidated ratio of Coronet and its wholly-owned insurance subsidiaries is 185% at March 31, 1995, giving the Company the ability to impact Coronet's separate ratio through various restructurings or asset transfers. The Company expects to achieve this objective without any material adverse consequences; however, such compliance is dependent upon a combination of future premium volumes, underwriting and investment results, various restructurings and asset transfers, potential regulatory examination adjustments, if any, and other factors beyond the Company's control.

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


Liquidity

  As the result of negative cash flow from insurance underwriting, operating losses in certain other segments of the Company's operations, and maturing debt obligations, all discussed in more detail below, the Company will be facing various demands upon its liquidity in 1995. Although, the Company believes that it can meet such demands through selective liquidations of securities in its investment portfolio, sales or refinancings of various real estate and other assets, coupled with the anticipated reversal of the insurance subsidiary's negative cash flow from underwriting later in 1995, it cannot predict with certainty the outcomes of such matters.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                       Significant Matters

Litigation

    See Note 7 of Notes to Consolidated Financial Statements for information with respect to outstanding litigation.



                  Change in Inventory Valuation


    See Note 2 of Notes to Consolidated Financial Statements for information with respect to the Company's change in the method of valuing its furniture manufacturing inventories from last-in, first-out (LIFO) to first-in, first-out (FIFO).



                 Liquidity and Capital Resources


General

    As the result of negative cash flow from insurance underwriting, operating losses in certain other segments of the Company's operations, and maturing debt obligations, all discussed in more detail below, the Company will be facing various demands upon its liquidity in 1995. Although, the Company believes that it can meet such demands through selective liquidations of securities in its investment portfolio, sales or refinancing of various real estate and other assets, coupled with the anticipated reversal of the insurance subsidiary's negative cash flow from underwriting later in 1995, it cannot predict with certainty the outcomes of such matters.

    Total assets decreased $13,136,279 during the three months of 1995, primarily accounted for by decreases in the insurance subsidiary's investment portfolio as securities were sold to cover negative cash flow from underwriting (see Insurance below). Increases in property, plant and equipment, accounts receivable, inventories and costs in excess of assets acquired are primarily the result of the acquisition of Balfour on March 6, 1995. Of the $22,052,681 decline in fixed maturity investments, approximately $16,300,000 of this decline was due to the settling of transactions through which securities were acquired under agreements to resell. The increase in premiums receivable is related to the increase in the written premium volume at the Company's insurance subsidiary.

    Total debt declined $3,837,681 during the first three months of 1995, primarily due to the settlement of approximately $16,300,000 of transactions through which securities were acquired under agreements to resell and repayments of $2,050,000 and $900,000 at the military boot manufacturing and real estate subsidiaries, respectively. These declines were partially offset by $15,000,000 of borrowings in connection with the Balfour acquisition. The increase in unearned premiums is related to the increase in written premium volume experienced in the first quarter of 1995. The decline in accrued expenses is the result of the payment of amounts due to brokers in connection with security purchases prior to December 31, 1994. Approximately 70.5% of Sunstates' debt of $64,950,270 at March 31, 1995, carries a floating rate of interest which varies with the prime lending rate. Accordingly, any increase or decrease in interest rates will have a significant impact on its debt service requirements.

    Stockholders' equity decreased $6,063,471 during the three months of 1995 primarily due to the net loss of $5,923,645 and treasury stock purchases totaling $686,351, both partially offset by increases in unrealized gains in the Company's investment portfolio totaling $546,635.

Insurance

    During the previous three years, the Company's insurance subsidiary experienced significant declines in premium volume as the result of the discontinuation of certain general liability reinsurance programs and several unprofitable direct automotive insurance programs combined with the effect of price increases having been implemented in other markets which were producing unsatisfactory results. The combination of the above resulted in the written premium volume declining to approximately $47,944,000 in 1994 as compared to $57,063,000 in 1993 and $118,830,000 in 1992. The
decline in premium volume stabilized during the early part of 1994 and began to increase during the last half of the year as new programs already established and other planned actions to increase volume started to become effective. Premiums written for the first quarter of 1995 totaled $20,480,000 as compared to $11,506,000 in the first quarter of 1994.

    The short-term impact of the drop in written volume was that the Company experienced a period of negative cash flow from underwriting activities resulting from relatively immediate declines in collected premiums while claim payouts, relating primarily to previously
written policies, continue at disproportionately higher levels.   The
Company's negative cash flow from underwriting has begun to decline as premium volume has stabilized and started to increase. Negative cash flow from investment income and underwriting activities of the insurance segment for the first quarter of 1995 was $6,669,607 compared to $9,319,591 for the first quarter of 1994. The negative cash flow which the Company has experienced over the past three years has resulted in significant liquidations of the insurance subsidiary's investment portfolio. At March 31, 1995, the insurance subsidiary's investments in equity and fixed maturity securities (excluding investments in other segments of the Company's businesses and those covered by reverse repurchase agreements) totaled $22,012,668. The Company believes that required liquidations of the investment portfolio in order to meet operating cash flow requirements during 1995 will be greatly reduced. However, such reductions are dependent upon future premium volumes and claim payments, which, to a great extent, are beyond the control of the Company.

    Included in fixed maturity investments at March 31, 1995, are certain  one and two-year U. S.  Treasury securities yielding  6%
to 6.3% with an original cost of $9,225,936 (approximates market) which were acquired under agreements to resell on various dates through July 7, 1995. Additionally, the Company borrowed $9,100,428 from brokerage firms against such securities with interest rates ranging from 6.05% to 6.375% and maturing on various dates through July 7, 1995.

    The level of liquid assets, as defined by the National Association of Insurance Commissioners ("NAIC"), of the Company's insurance subsidiaries was $52,222,169 as compared to $90,109,196 at December
31, 1994.The decline is due to the settling of transactions through which securities were acquired under agreements to resell coupled with the liquidation of approximately $13 million of investments to cover negative cash flow requirements. Included in NAIC-defined liquid assets are the U. S. Treasury securities referred to above as well as certain securities with a reported value of $6,932,590 at March 31, 1995, which are not publicly traded as well as approximately
$8,333,000 of securities and certificates of deposit which were on deposit pursuant to state laws and various reinsurance agreements. In addition, $34,464,885 ($33,954,320 at December 31, 1994) of investments in publicly traded equity securities of other companies, valued at their quoted market prices on March 31, 1995, do not meet the NAIC definition of liquid assets solely because of the level of ownership of such securities.

    In August 1992, the Company agreed with the Illinois Department of Insurance to decrease Coronet's ratio of liabilities to liquid assets, as defined by the NAIC, to 105% over a five year period. At December 31, 1994, Coronet's ratio was 134.6%, as compared to the agreed upon ratio of 155%. At March 31, 1995, Coronet's ratio was 209.4%, as compared to the agreed upon ratio of 178.25% at June 30, 1995 (130% at December 31, 1995). However, the consolidated ratio of Coronet and its wholly-owned insurance subsidiaries is 185% at March 31, 1995, giving the Company the ability to impact Coronet's separate ratio through various restructurings or asset transfers. The Company expects to achieve this objective without any material adverse consequences; however, such compliance is dependent upon a combination of future premium volumes, underwriting and investment results, various restructurings and asset transfers, potential regulatory examination adjustments, if any, and other factors beyond the Company's control.

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

    Statutory net worth decreased to $54,574,791 at March 31, 1995, as compared to $59,483,697 at December 31, 1994, primarily due to continuing underwriting losses and unrealized losses in the investment portfolio. The annualized ratio of premiums written during the quarter ended March 31, 1995, to statutory surplus as of March 31, 1995, was 1.5 to 1. A ratio of less than 3.0 to 1 is generally considered conservative.


Manufacturing

    Hickory White has loans totaling $12,668,346 at March 31, 1995, with a major bank which are secured by substantially all of the assets of the furniture manufacturing division and which have been extended until January 3, 1996, to provide time necessary to find refinancing. Management has begun discussions with potential lenders but cannot state with certainty that such refinancing will be available or in an amount sufficient to totally retire the outstanding balance.

    The working capital of the furniture manufacturing operation was $11,753,375 at March 31, 1995. The current asset ratio at March 31, 1995, was 1.6 to 1. This ratio reflects the characterization of all of the bank financing of the furniture manufacturing operations as a current liability. Accordingly, at March 31, 1995, the division has no long-term debt (excluding intercompany debt). Also, at March 31, 1995, Hickory White had no additional borrowing capacity under its Credit Agreement. The furniture manufacturing division is restricted in its ability to transfer funds to Sunstates under the terms of its Credit Agreement with Citicorp.

    Working capital of the Company's textile manufacturing operation
(Alba) is adequate to support its operations and totaled $20,535,648 at March 31, 1995, yielding a current ratio of 3.2 to 1. In addition, Alba has a short-term line of credit of $5,000,000, of which $3,770,185 was available at March 31, 1995. The division had long-term debt of $13,075,000 and had total net assets of $27,866,190 at March 31, 1995, including minority interests.

    Sunstates' military footwear manufacturing division's working capital, including marketable securities held for investment, is more than adequate to support current operating levels and totaled $11,826,213 at March 31, 1995, yielding a current ratio of 4.7 to 1. The division had no long-term debt at March 31, 1995, and had total net assets of $11,989,264, including minority interests.

    Liquidity for Sunstates' textile machinery manufacturing operations has historically been provided through its sales terms. Normally, 50% of the sales price is paid at the time of the order, 40% at the time the production of the machine is completed, with the final 10% paid upon installation in the customer's facility. Working capital of the division totaled $2,865,472 at March 31, 1995, yielding a current ratio of 2.99 to 1. There was no debt at March 31, 1995, and total net assets were $11,319,864.


Real Estate

    The real estate segment's debt totaled $15,083,480 at March 31, 1995 with real estate assets of $44,846,369 yielding an asset leverage ratio of 34%. At March 31, 1995, mortgage notes include $4,867,607 of loans on real estate which will mature in 1995. Sunstates is continuing to search for satisfactory alternative financing for these properties. However, the availability of real estate financing has been severely curtailed as the result of problems in both the banking and real estate industries. Accordingly, Sunstates cannot state with certainty that it will be successful in obtaining such refinancing.

Equity Investees

    Equity investees do not represent a significant source of cash flow to Sunstates. The stock of Rocky Mountain is publicly traded and could provide potential liquidity to Sunstates in the future. This equity investment is held by Sunstates' insurance subsidiary (is pledged against a $10 million working capital loan) and is therefore subject to restrictions regarding the transfer of funds to Sunstates.

Corporate

    Sunstates has annual dividend obligations currently totaling $1,065,686 on its $3.75 Cumulative Preferred Stocks. Sunstates is currently in arrears nine semi-annual dividend payments on its $3.75 Cumulative Preferred Stock aggregating $4,795,588 ($16.875/share).





                            Cash Flows

Operating Activities

    The following table presents the net cash flows from operating activities by industry segment for the three month periods indicated:

                                        Cash Flows Provided By (Utilized In)
                                                 Operating Activities
                                                  1995             1994

    Insurance                               $  (6,669,607)     (9,319,591)
    Manufacturing                               1,379,430         240,288
    Real Estate                                (1,643,075)     (1,197,718)
    Corporate                                  (1,209,506)    ( 1,714,361)
                                                ---------      ----------
                                             $ (8,142,758)    (11,991,382)
                                                =========      ==========

    The net cash utilized by insurance operations is primarily the result of declining premium volume resulting in increased negative
cash flow from underwriting activities (see Insurance above).   The
short-term impact of the drop in written volume is that the company will experience a period of negative cash flow from underwriting activities resulting from relatively immediate declines in collected premiums while claim payouts, relating primarily to previously
written policies, continue at disproportionately higher levels.   The
negative cash flow can be expected to continue throughout the payout period related to the lost business or until new programs and other planned actions to increase premium volume can become effective. The Company's negative cash flow from underwriting has begun to decline as premium volume has stabilized and started to increase. Negative cash flow from investment income and underwriting activities of the insurance segment for the first quarter of 1995 was $6,669,607 compared to $9,319,591 for the first quarter of 1994. The Company believes that required operating cash flow requirements during 1995 will be greatly reduced. However, such reductions are dependent upon future premium volumes and claim payments, which, to a great extent, are beyond the control of the Company.

    During the first three months of 1995, the furniture manufacturing business utilized $1,379,912 of cash in its operating activities, including $424,165 of interest expense and including $1,070,131 of cash utilized to increase net operating assets and liabilities
(mostly inventories and accounts receivable). This compares to $4,015,838 and $2,194,403 of cash utilized during the full twelve month periods ended December 31, 1994 and 1993, respectively. During the first quarter of 1994, the furniture manufacturing business utilized $251,365 of cash in its operating activities, including $330,608 of interest expense and including $556,327 of cash provided by a decrease in net operating assets and liabilities (mostly due to an increase in accounts payable). At March 31, 1995, Hickory White had no additional borrowing capacity under its Credit Agreement.

    Cash flow from the remaining operations within the manufacturing segment totaled $2,759,342 in the first quarter of 1995 as compared to $491,653 for the first three months of 1994. The higher cash flow in 1995 is primarily attributable to collections of accounts receivable at the Company's military boot manufacturing subsidiary.

    The cash utilized in real estate increased in 1995 due primarily to an $800,000 principal reduction made in connection with the restructuring of a loan on one of the Company's shopping centers.

    The higher cash utilized in the corporate segment in 1994 reflects cash used in the payment of estimated income taxes.


Investing Activities

    The following table presents the net cash flows from investing activities by industry segment for the three month periods indicated:

                                         Cash Flows Provided By (Utilized In)
                                                  Investing Activities
                                                  1995             1994

    Insurance                                $ 10,608,249      18,930,879
    Manufacturing                             (14,521,132)       (400,782)
    Real Estate                                  (110,954)        629,148
    Equity Investees                                   --         260,000
    Corporate                                       3,694        (312,547)
                                                ---------      ----------
                                              $(4,020,143)     19,106,698
                                                =========      ==========


    Generally, cash flow from operations not otherwise needed for operating or financing purposes is utilized in investing activities, primarily at Sunstates' insurance subsidiaries. However, declines in premium volumes required that securities be sold from the insurance subsidiary's investment portfolio to cover the negative cash flow from underwriting activities discussed above as well as provide funds needed by other segments of Sunstates' business. As discussed above in Insurance, due to cash requirements needed to cover anticipated negative cash flow from underwriting, liquidations of the investment portfolio in 1995 are expected to continue, although at a reduced level from that of 1994.

    The higher utilization of cash in the manufacturing segment in 1995 represents the approximately $15 million acquisition cost of the Balfour operations by the Company's textile manufacturing subsidiary. The utilization of cash in the manufacturing segment in 1994 primarily represents additions to property, plant and equipment.

    During the first quarter of 1994, the collection of a mortgage loan was included in the real estate segment's cash flow.

    The first quarter of 1994 reflected $260,000 of proceeds from the sale of a small portion of the Company's investment in the common stock of Rocky Mountain Chocolate Factory.








Financing Activities

    The following table presents the net cash flows from financing activities by industry segment for the three month periods indicated:


                                         Cash Flows Provided By (Utilized In)
                                                 Financing Activities
                                                  1995             1994

    Insurance                                $   (752,529)     (7,893,281)
    Manufacturing                              13,319,403        (286,773)
    Real Estate                                   (22,401)            (41)
    Corporate                                        (110)           (939)
                                               ----------       ---------
                                             $ 12,544,363      (8,181,034)
                                               ==========       =========


    The insurance segment's utilization of cash in 1994 reflects the repayment of a $6,000,000 short-term line of credit. During 1995, subsidiaries of the insurance company purchased 14,594 shares of Sunstates' Common Stock, 3,776 shares of Sunstates' $3.75 Cumulative Preferred Stock and 3,840 shares of Sunstates' Class B Stock for an aggregate cost of $686,352. With respect to the Class B Stock, 3,776 shares, which were acquired from brokers and other non-affiliated owners at a total cost of $503,140, had been owned by the Company's parents prior to their acquisition by the Company. During 1994, subsidiaries of the insurance company purchased 91,400 shares of Sunstates' Common
Stock and 40,700 shares of Sunstates' $3.75 Cumulative Preferred
Stock for an aggregate cost of $1,886,001.

    The significant source of cash in the manufacturing segment in 1995 relates to the $15,000,000 in financing obtained by the Company's textile apparel manufacturing subsidiary in connection with its acquisition of the Balfour Health Care operations.


                       Results of Operations

    The Company's net loss totaled $5,923,645 in the first quarter of 1995 or $2.48 per share, compared to a loss of $2,547,160 or $1.04 per share in 1994. Losses at the Company's insurance, resort development and furniture manufacturing operations contributed to the higher loss in 1995. All per share amounts are after considering preferred stock dividend requirements for the applicable periods.

Industry Segments

    Sunstates operates in three industry segments; insurance, manufacturing and real estate development. Information about the operations of the different industry segments for the three months ended March 31, 1995 and 1994 is as follows (amounts in thousands):

                                                    1995            1994
   Revenues:
     Insurance                                   $ 14,312          13,863
     Manufacturing                                 32,300          31,095
     Real Estate                                    1,053           1,316
     Equity Investees                                 275             372
     Corporate & Eliminations                         953             349
                                                   ------          ------
                                                  $48,893          46,995
                                                   ======          ======

   Pre-tax Income (Loss):
     Insurance                                  $  (4,062)           (739)
     Manufacturing                                    (72)            405
     Real Estate                                   (1,089)           (979)
     Equity Investees                                 257             372
     Corporate                                       (803)           (828)
                                                    -----           -----
                                                  $(5,769)         (1,769)
                                                    =====           =====



Insurance

    Following is a summary of the results of operations of the insurance segment for the three months ended March 31, 1995 and 1994 (amounts in thousands):

                                                    1995            1994

   Premiums written                              $ 20,480          11,506
   Premium growth (decline)                            78%         (36.8%)

   Premiums earned                                 13,608          11,421
   Losses and loss adjustment expenses             12,194          10,557
   Loss ratio                                        89.6%           92.4%

   Underwriting loss                               (3,831)         (2,610)
   Statutory combined ratio                           118%          122.6%

   Investment income recognized                       714           2,284
   Change in unrealized gains                         581             114
   Combined annual investment yield                   0.6%             12%

   Pre-tax income (loss)                           (4,062)           (739)


    (See "Liquidity and Capital Resources - Insurance" above for a discussion of premium volume.)

    During the first quarter of 1995, the Company recorded an underwriting loss of $3,831,000, which included $586,000 of losses recognized on inactive programs and losses on continuing active programs of $3,245,000. The combined ratio for the 1995 accident year on the Company's continuing active programs was 113.9%. This compares to 1994 when the Company recorded an underwriting loss of $2,610,000 on current active programs for a combined ratio of 122.6%. The combined ratio for the first quarter of 1995 continues to be at an unacceptable level, but does compare favorably to the combined ratio for the first quarter of 1994 of 122.6%. The Company anticipates significant improvement in its combined ratio throughout 1995, as it continues to rebuild its premium base in continuing programs, continued revisions to its existing programs and the underwriting selection process, continued improvement in the loss ratio through processing efficiencies and through the implementation of additional expense controls.

    Investment income recognized was lower in 1995 as there were fewer sales of securities to meet cash flow requirements in the current year. Realized gains from the sale of equity securities totaled approximately $324,000 in the quarter compared to $1,376,000 in the comparable 1994 quarter.


    Interest expense totaled $678,208 in the 1995 quarter ($109,406 in 1994) reflecting the insurance subsidiary's $10,000,000 working capital loan obtained in December of 1994, as well as borrowings incurred in connection with certain investment transactions by which the Company acquired U. S. Treasury securities under agreements to resell - see "Liquidity and Capital Resources - Insurance" above.

Manufacturing

    Net furniture sales increased by $375,405 or 3.1% in the first quarter of 1994 compared against the increase of $164,105 or 1.4% experienced in the first quarter of 1994. The furniture cost of sales, as a percent of net sales, decreased approximately 4.2% in 1995 as compared to an increase of approximately 5.2% in the comparable 1994 quarter. The 1994 results reflect the impact of increased discounting and promotions necessary to move out slow moving or discontinued product lines as well as certain production inefficiencies experienced at the casegoods manufacturing plant. In aggregate, the 1995 gross profit increased by $561,912 or 37.1% as compared to a decrease of $591,908 or 28.1% in the prior year quarter. Selling and administrative expenses remained relatively stable between the two quarters.

    Net textile apparel manufacturing sales for the first quarter of 1995 increased $983,379 or 7.4% compared to the same quarter in 1994. This increase was primarily due to the acquisition of the Balfour Health Care operation which added $1,585,172 of net sales to the 1995 quarter. Without this acquisition, sales for the quarter would have declined $601,793 or 4.5% during the quarter as the result of weakness in the consumer products line as major customers experienced overstock positions in retail inventories and two Japanese distributors were terminated. Gross margins decreased for the first quarter of 1995, as compared to the first quarter of 1994, by $24,302 or 0.7%. Selling, general and administrative expenses increased from 19.6% for the first three months of 1994 to 21.7% for the same period in 1995. Operating income decreased by $459,326 or 75% as compared to the first quarter of 1994. Increased interest expense in 1995 related to the $15,000,000 of long-term debt obtained to finance the Balfour acquisition also contributed to the lower earnings in 1995. Sunstates' share of Alba' net income totaled approximately $2,500 in 1994 as compared to $245,000 in 1994.

    Operating revenues from Sunstates' military footwear division decreased by approximately $141,000 or 3.2% from their first quarter 1994 levels. This reflects almost a 20% decrease in the number of pairs of combat boots sold in first quarter 1995 as compared to the first quarter of last year. The current period reflects delivery of combat boots to the U. S. government under the sixteen month schedule whereas the prior period was on a twelve month schedule for the same total pairs. Also, the prior period included a significant sale of combat boots to a foreign customer.

    Cost of military boot sales and services as a percent of revenues increased from 80.1% to 88.7% between the two quarters due to increases in manufacturing costs such as health insurance and workers compensation insurance. General and administrative costs decreased $47,000 or 9.2% primarily reflecting bonuses which vary with income.

    Textile machinery's net sales increased $172,398 or 18.6% in the first quarter of 1995 as compared to the same quarter of 1994. Gross margin percentages decreased 1.6% in 1995 as compared to 1994.

Real Estate

Resort Development

    The Company's resort development in Spring Green, Wisconsin reported a loss of $1,033,349 during the first quarter of 1995 as compared to $750,855 in 1994, both years representing primarily property taxes, operating expenses and overhead costs. However, the 1995 quarter reflected additional overhead for the real estate development operation not present in the first quarter of 1994. The project generates minimal revenues during its first quarter of the year in that the golf course's season has not yet begun and hotel occupancy is seasonally at its lowest level.

Commercial and Resort Lots

    There was no significant or unusual activity in these divisions of the Company's real estate segment during either the first quarter of 1995 or 1994.


Equity Investees

    The following table sets forth for the three months ended March 31, 1995 and 1994, the Company's share of the earnings of entities in which it has an ownership level whereby it has the opportunity to exert significant influence, but not control, over those entities and thereby accounts for its investment utilizing the equity method of accounting (amounts in thousands):

     Equity Investee                                  1995            1994

     Rocky Mountain Chocolate Factory:
         - Operations                               $ 257             114
         - General expenses                           (18)
         - Sale of stock and interest                  18             258
                                                      ---             ---
                                                    $ 257             372
                                                      ===             ===

Part II. Other Information

Item 1.  Legal Proceedings

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

Item 3.  Defaults Upon Senior Securities

    Dividends on the Company's $3.75 Cumulative Preferred Stock are payable semi-annually at the annual rate of $3.75 per share, when and as declared and such dividends are cumulative. The $3.75 Cumulative Preferred Stock has no voting rights, except if two semi-annual dividend payments are unpaid and in arrears at the date of the Company's annual meeting, the holders of the $3.75 Cumulative Preferred Stock have the right to elect fifty percent of the members of the Company's board of directors. Sunstates is currently in arrears nine semi-annual dividend payments on its $3.75 Cumulative Preferred Stock aggregating $4,795,588 ($16.875/share).


    Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits:

    (11)  Statement re computation of per share earnings

               (a)  Primary
               (b)  Fully diluted

    (27)  Financial data schedules (electronic filing only)



(B)  Reports on Form 8-K:

         The Company filed a current report on Form 8-K disclosing the acquisition by its textile manufacturing subsidiary of the Balfour Health Products Division from Kayser-Roth Corporation on March 20, 1995. No financial statements or pro forma financial information was filed with such Form 8-K but such statements and financial information will be filed as an amendment to the Form no later than May 19, 1995


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SUNSTATES CORPORATION



                                  \s\ Glenn J. Kennedy
                                  Glenn J. Kennedy
                                  Vice President, Treasurer and
                                  Chief Financial Officer



    Date:  May 15, 1995



                          EXHIBIT INDEX
                      Sunstates Corporation
                    Form 10-Q Quarterly Report
               For the Quarter Ended March 31, 1995






   Exhibit No                  Exhibit



    11              Statement re computation of per share earnings


                             (a)  Primary

                             (b)  Fully diluted


   27               Financial data schedules (electronic filing only)