Form 10-Q
period 1995-06-30
SUNSTATES CORP /DE/
filed 1995-08-14
CIK 103575

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the Period ended        JUNE 30, 1995

                                      or

   [ ] Transition Report Pursuant to Section  13  or  15(d)  of  the Securities
       Exchange Act of 1934
       For the transition period from ___________ to___________________

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

     CLASS                                     OUTSTANDING AT AUGUST 7, 1995

  Common Stock, $.33 1/3 Par Value                          782,414 shares

  Class B Accumulating Convertible
    Stock, $.10 Par Value                                    69,741 shares

                                  TABLE OF CONTENTS
                               Sunstates Corporation
                             Form 10-Q Quarterly Report
                         For the Quarter Ended June 30, 1995




    PART I                      FINANCIAL INFORMATION

    Item 1.  Financial Statements:

             Consolidated Balance Sheets - June 30, 1995 and December 31, 1994

             Consolidated Statements of Operations -  For the Three Months Ended
               June 30, 1995 and 1994

             Consolidated Statements of Operations -  For the Six Months Ended
               June 30, 1995 and 1994

             Consolidated  Statements  of  Stockholders'  Equity -  For the Six
	       Months Ended June 30, 1995 and 1994

             Consolidated Statements of Cash Flows - For the Six Months Ended
               June 30, 1995 and 1994

             Notes to Consolidated Financial Statements

    Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results of Operations



    PART II                     OTHER INFORMATION

    Item 1.  Legal Proceedings

    Item 3.  Defaults Upon Senior Securities

    Item 6.  Exhibits and Reports on Form 8-K

                                SUNSTATES CORPORATION

                             CONSOLIDATED BALANCE SHEETS




                                               June 30,
                                                 1995    December 31,
                                              (UNAUDITED)    1994
     ASSETS

 REAL ESTATE:
     Property, plant and equipment           $ 33,685,372  31,106,410
     Real estate held for
       development and sale                    29,176,437  28,978,498
     Mortgage loans                             4,252,799   5,308,939
     Land contracts receivable                  4,595,066   5,116,720
                                               ----------  ----------
                                               71,709,674  70,510,567
                                               ----------  ----------
 INVESTMENTS IN SECURITIES:
     Short-term investments                     3,317,480  14,042,345
     Fixed maturities                          46,155,023  39,314,135
     Equity securities                         16,213,423  20,790,717
     Investments in affiliates                  4,442,398   4,758,706
                                               ----------  ----------
                                               70,128,324  78,905,903
                                               ----------  ----------
 OPERATING ASSETS:
     Cash                                        37,216       234,875
     Restricted cash                          5,419,258     5,543,826
     Accounts receivable                     21,075,225    21,554,292
     Premiums receivable                     21,923,360     9,145,534
     Inventories                             48,036,094    42,908,931
     Policy acquisition costs                 2,168,723     1,097,995
     Prepaid expenses                         2,063,116     1,295,504
                                            -----------    ----------
                                            100,722,992    81,780,957
                                            -----------    ----------
 OTHER ASSETS:
     Receivable from affiliates               4,252,985     3,234,752
     Other assets                             8,001,122     5,948,166
     Cost in excess of assets acquired       14,793,606     6,194,910
                                             ----------    ----------
                                             27,047,713    15,377,828
                                             ----------    ----------
                                          $ 269,608,703   246,575,255
                                            ===========   ===========







 See Accompanying Notes

                                SUNSTATES CORPORATION

                             CONSOLIDATED BALANCE SHEETS




                                            June 30,
                                              1995     December 31,
                                          (UNAUDITED)      1994

         LIABILITIES AND STOCKHOLDERS' EQUITY

 DEBT:
    Notes payable                       $ 49,551,995    52,676,514
    Mortgage notes                        14,777,078    16,111,437
                                          ----------    ----------
                                          64,329,073    68,787,951
 OTHER LIABILITIES:
    Insurance reserves                    58,413,689    62,681,402
    Unearned premiums                     36,145,389    18,493,925
    Accounts payable                       9,315,620     9,793,336
    Accrued expenses                      41,680,197    18,647,366
    Other liabilities                     14,615,161    14,037,545
                                         -----------   -----------
                                         160,170,056   123,653,574
                                         -----------   -----------

 TOTAL LIABILITIES                       224,499,129   192,441,525
                                         -----------   -----------

 MINORITY INTERESTS IN SUBSIDIARIES       21,824,773    21,892,721
                                          ----------    ----------

 STOCKHOLDERS' EQUITY:
    Preferred Stocks                       7,003,875     7,256,275
    Common Stock, 782,414 and 797,016
      shares outstanding, respectively       260,805       265,672
    Class B Accumulating Convertible Stock,
      69,741 and 73,581 shares issued and
      outstanding, respectively                6,974         7,358
     Capital  in  excess  of  par value   36,996,096    37,605,196
    Accumulated deficit                  (25,460,912)  (16,920,900)
    Unrealized gains on
      marketable equity securities         4,477,963     4,027,408
                                          ----------    ----------
        TOTAL STOCKHOLDERS' EQUITY        23,284,801    32,241,009
                                         -----------   -----------
                                       $ 269,608,703   246,575,255
                                         ===========   ===========

 See Accompanying Notes.

                                SUNSTATES CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                       For the Three Months Ended
                                                 JUNE 30,
                                            1995          1994
 REVENUES:
     Insurance premiums earned          $ 17,996,713   11,117,388
     Manufacturing sales                  32,668,079   33,338,244
     Real estate sales                       549,939   12,296,602
     Investment income                     2,316,536      698,844
     Equity in earnings of affiliates        232,000      119,000
     Other income                          2,907,528    2,844,147
                                          ----------   ----------
       Total revenues                     56,670,795   60,414,225
                                          ----------   ----------

 COSTS AND EXPENSES:
     Insurance loss and loss
     adjustment expenses                  13,909,450    9,058,586
       Cost  of  manufacturing  sales     25,254,638   25,448,038
     Cost of real estate sales               241,782    8,797,175
     Selling  and  operating  costs       17,458,028   13,738,104
     Corporate expenses                      583,038      834,928
     Interest expense                      1,605,317      987,950
                                          ----------   ----------
       Total costs and expenses           59,052,253   58,864,781
                                          ----------   ----------

 INCOME (LOSS) FROM BEFORE
     ITEMS SHOWN BELOW                    (2,381,458)   1,549,444
        Provision for income taxes          (207,188)    (596,157)
     Minority interest in income
     of subsidiaries                         (27,721)    (594,902)
                                           ---------    ---------
 NET INCOME (LOSS)                      $ (2,616,367)  $  358,385
                                           =========      =======

 EARNINGS PER SHARE INFORMATION:
 Net Income <Loss> Applicable
   to Common Stock                      $ (2,888,324)   $  55,302
                                           =========       ======

 Net Income <Loss> per common share           $(1.16)         .02
                                                ====          ===
 See Accompanying Notes

                                SUNSTATES CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                            For the Six Months Ended
                                                    JUNE 30,
                                              1995          1994
 REVENUES:
     Insurance premiums earned             $ 31,604,689   22,538,794
     Manufacturing sales                     64,766,889   64,046,831
     Real estate sales                          767,506   12,570,363
     Investment income                        3,326,895    3,476,745
     Equity in earnings of affiliates           489,000      233,000
     Other income                             4,609,144    4,543,555
                                            -----------  -----------
       Total revenues                       105,564,123  107,409,288
                                            -----------  -----------
 COSTS AND EXPENSES:
     Insurance loss and loss
     adjustment expenses                     26,102,970   19,615,896
      Cost  of  manufacturing   sales        51,076,211   49,920,847
     Cost of real estate sales                  392,963    9,046,640
      Selling  and  operating costs          31,821,219   25,659,791
     Corporate expenses                       1,127,023    1,470,149
     Interest expense                         3,194,424    1,915,583
                                            -----------  -----------
       Total costs and expenses             113,714,810  107,628,906
                                            -----------  -----------

 LOSS BEFORE ITEMS SHOWN BELOW               (8,150,687)    (219,618)
       Provision for income taxes              (260,642)  (1,045,759)
     Minority interest in income
     of subsidiaries                           (128,683)    (923,398)
                                              ---------    ---------
 NET LOSS                                  $ (8,540,012) $(2,188,775)
                                              =========    =========

 EARNINGS PER SHARE INFORMATION:
 Net Loss Applicable to Common Stock       $ (9,083,925) $(2,804,942)
                                              =========    =========

 Net Loss per common share                       $(3.65)       (1.04)
                                                   ====         ====
 See Accompanying Notes

                             SUNSTATES CORPORATION
                 Consolidated Statement of Stockholders' Equity
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)


                     $3.75                                     Class B     Capital                Unrealized
                   Cumulative       Class E                  Accumulating    in                  Gains (Losses)    Total
                    PREFERRED   PREFERRED STOCK      Common  Convertible  Excess of  Accumulated   on           Stockholders'
                      STOCK    SERIES I  SERIES II    STOCK    STOCK      PAR VALUE    DEFICIT  SECURITIES        EQUITY

 Balances,
  January 1, 1994,
  as previously
  reported         $ 9,008,675  32,300   25,000     344,524       8,233  34,956,541 (10,452,194)  5,139,556  39,062,635
 Cumulative effect on prior
  years of change in method
  of inventory valuation                                                  6,245,669   1,104,136               7,349,805
 Balances            ---------  ------   ------     -------      ------  ----------   ---------   ---------  ----------
  January 1, 1994
  as adjusted      $ 9,008,675  32,300   25,000     344,524       8,233  41,202,210  (9,348,058)  5,139,556  46,412,440

 Net income                                                                          (2,188,775)             (2,188,775)

 Conversion of Class B Stock                            887         (12)       (875)

 Adjustment of shares issued
  pursuant to merger      (75)                                                 (864)                               (939)

 Purchase of treasury
  stock            (1,231,975)                      (43,027)             (1,141,528)                         (2,416,530)

 Unrealized gains (losses)
   on securities                                                                                    111,006     111,006

 Excess of fair market value paid
  over seller's historical cost
  basis of automobile                                                      (109,404)                           (109,404)

 Balances,          ---------   ------   ------     -------       -----  ----------   ----------  ---------  ----------
  June 30, 1994   $ 7,776,625   32,300   25,000     302,384       8,221  39,949,539  (11,536,833) 5,250,562  41,807,798
                    =========   ======   ======     =======       =====  ==========   ==========  =========  ==========

 Balances,
  January 1, 1995  $ 7,198,975  32,300   25,000     265,672       7,358  37,605,196  (16,920,900) 4,027,408  32,241,009

 Net loss                                                                             (8,540,012)            (8,540,012)

 Adjustment to shares issued
  pursuant to merger                                     (2)                   (108)                               (110)

 Purchase of treasury
  stock              (252,400)                       (4,865)       (384)   (608,992)                           (866,641)

 Unrealized gains
  on securities                                                                                     450,555     450,555
                                                                                                    -------     -------

 Balances,          ---------   ------   ------     -------       -----  ----------   ----------  ---------  ----------
  June 30, 1995   $ 6,946,575   32,300   25,000     260,805       6,974  36,996,096  (25,460,912) 4,477,963  23,284,801
                    =========   ======   ======     =======       =====  ==========   ==========  =========  ==========

                                SUNSTATES CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                               For the Six Months Ended
                                                       JUNE 30,
                                                  1995          1994

 OPERATING ACTIVITIES:
    Net loss                                   $(8,540,012)   (2,188,775)
    Adjustments to reconcile net loss
     to net cash utilized in
       operating activities:
        Depreciation  and  amortization          3,282,356     2,886,290
        Adjustments  to interest yields           (234,281)      (52,698)
        Realized gains on investments           (1,537,193)   (2,476,734)
        Reserves and writedowns                    454,849     1,069,822
        Loss on investment in
         real estate partnerships                   37,595            --
        Equity  in undistributed  income          (525,357)     (277,694)
        Addition  to   minority   interest         128,683       923,398
       Changes in assets and liabilities:
         Real estate held for
         development and sale                      215,679     7,675,058
         Inventories                            (3,604,051)   (3,081,068)
         Mortgage loans on real estate
            and land contracts receivable        1,461,011      (292,310)
         Mortgage notes payable
         on real estate held                      (991,640)   (6,737,177)
         Insurance reserves and
         unearned premiums                      13,383,751   (13,040,556)
         Operating assets and
         other liabilities                     (13,804,408)   (3,271,276)
                                                ----------    ----------
           Total adjustments                    (1,733,006)  (16,674,945)
                                                   -------    ----------

   NET CASH UTILIZED IN OPERATING
         ACTIVITIES                            (10,273,018)  (18,863,720)
                                                 ---------    ----------
 INVESTING ACTIVITIES:
    Investments in securities
       sold or matured                          39,444,521     42,831,294
    Investments in affiliates sold                 374,188        544,917
    Investments in securities
       purchased                               (23,038,562)   (14,113,255)
    Investment in affiliates
       purchased                                  (239,987)      (331,379)
    Other investments                           (1,113,286)      (832,527)
    Loans to affiliates                            (24,018)      (300,000)
    Purchases of property
         plant and equipment                    (2,283,289)    (2,841,419)
    Acquisition of Balfour                     (14,956,086)            --
      Repayments of mortgage loans                 162,454      1,036,254
                                                   -------      ---------

   NET CASH (UTILITZED IN) PROVIDED
       BY INVESTING ACTIVITIES                  (1,674,065)    25,993,885

 FINANCING ACTIVITIES:
    Issuance of notes payable                   15,481,852      9,511,664
    Repayments of notes and
         mortgage notes payable                 (2,944,918)   (16,319,125)
    Dividends of majority
       owned subsidiaries                          (45,326)       (46,151)
    Purchase of Company stock                     (866,752)    (2,417,469)
                                                   -------      ---------
   NET CASH PROVIDED BY (UTILIZED IN)
       FINANCING ACTIVITIES                     11,624,856     (9,271,081)
                                                ----------      ---------

 DECREASE IN CASH                                 (322,227)    (2,140,916)
 Cash, beginning of period                       5,778,701      9,579,236
                                                 ---------      ---------
 Cash, end of period                             5,456,474      7,438,320
 Less: restricted cash                          (5,419,258)    (7,125,081)
                                                 ---------      ---------

 Unrestricted cash                            $     37,216        313,239
                                                    ======        =======

 See Accompanying Notes

                             SUNSTATES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

 1.  INTERIM FINANCIAL STATEMENTS

      The accompanying consolidated financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist solely of adjustments of a normal recurring nature. These statements should be read in conjunction with the financial statements, and notes thereto, included in the Form 10-K of
  Sunstates Corporation for the year ended December 31, 1994. The results of operations for the six months ended June 30, 1995, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

  The following unaudited pro forma financial information presents the information as if the acquisition has occurred at the beginning of 1995 and
 1994, after giving effect to certain adjustments, including amortization of goodwill and interest expense from debt issued to fund the acquisition and related income tax effects and minority interests. The total interest expense included in this pro forma is $573,000 and $387,800 in the six months of 1995 and 1994, respectively. Goodwill is amortized at $151,047 per quarter. This pro forma is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

                         QUARTER ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                             1995        1994           1995       1994
      Total Revenues   $ 56,670,795   64,168,265   108,219,159  114,716,344
      Net Income         (2,616,840)     431,638    (8,511,109)  (2,100,027)
      Net Income Per Share   $(1.16)         .05         (3.64)      (1.00)







 3.  INVENTORIES

      The principal classifications of inventories were:

                                               June 30,     December 31,
                                                 1995           1994
 Furniture manufacturing -
      Materials and supplies                $  3,119,745      2,807,511
      Work in progress                         6,999,734      6,535,222
      Finished goods                          13,564,265     12,041,195
                                              ----------     ----------
                                              23,683,744     21,383,928
                                              ----------     ----------
 Textile apparel manufacturing -
      Materials and supplies                   4,040,766      3,296,755
      Work in progress                         5,781,148      5,803,012
      Finished goods                           9,034,697      8,164,413
                                              ----------     ----------
                                              18,856,611     17,264,180
                                              ----------     ----------

 Bootwear manufacturing -
   Materials and supplies                       1,156,649       882,022
   Work in progress                             1,414,913     1,501,282
   Finished goods                              1,682,650        542,876
                                               ---------      ---------
                                               4,254,212      2,926,180
                                               ---------      ---------

 Textile equipment manufacturing                 770,696        883,086
 Resort development                              243,219        164,036
 Other                                           227,612        287,521
                                              ----------     ----------
                                             $48,036,094     42,908,931
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

    Restatement of operating results due to the change decreased cost of manufacturing sales and the net loss by $387,200 ($.14 per primary and fully diluted share) in the six months ended June 30, 1994. The cumulative effect of the change of $7,349,805 represents the reversal of the LIFO reserve as of January 1, 1994. Of this amount, $6,245,669 represented the LIFO reserve originally recorded in connection with the acquisition of the furniture assets from the Company's controlling shareholder in June of 1990. The original accounting for this acquisition resulted in a charge to paid in capital to reflect the excess of the purchase price paid over the seller's historical cost basis of the assets acquired. Accordingly, $6,245,669 has been reflected in the accompanying financial statements as a retroactive adjustment to paid in capital. The remaining balance of $1,104,136 has been reported as an adjustment to the accumulated deficit as of January 1, 1994. The aggregate effect of the change was to increase stockholders' equity by $7,737,005 as of June 30, 1994.

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

    Included in fixed maturity investments at June 30, 1995, are certain one and two-year U. S. Treasury securities yielding 5.4% to 6.3% with an original cost of $39,348,438 (approximates market) which were acquired under agreements to resell (or placed under agreements to resell subsequent to June 30, 1995) on various dates through August 7, 1995. Additionally, at June 30, 1995, the Company had borrowed $9,302,600 from brokerage firms against such securities (and subsequent to June 30, 1995, borrowed an additional $30,255,799 against securities acquired prior to June 30, 1995) all with interest rates ranging from 6.0% to 6.75% and maturing on various dates through August 7, 1995.

    Notes payable include $12,342,047 due to Citibank and secured by substantially all of the assets of the Company's furniture manufacturing operations. The loan has been extended through January 3, 1996, to allow the Company additional time to obtain refinancing. However, the Company cannot state with certainty that it will be able to find alternative financing at terms acceptable to the Company prior to the extended maturity date of the loan.

    At June 30, 1995, mortgage notes include $4,839,149 of loans on real estate which will mature in 1995. Sunstates is continuing to search for satisfactory alternative financing for these properties. However, the availability of real estate financing has been severely curtailed as the result of problems in both the banking and real estate industries. Accordingly, Sunstates cannot state with certainty that it will be successful in obtaining such refinancing.

 5.  INCOME TAXES

    The   provision  for  income  taxes  include  the  following  (amounts   in
 thousands):

                                      SIX MONTHS ENDED JUNE 30,
                                         1995           1994
      Current - Federal                 $  --             75
              - State                     159            146
                                          ---            ---
                                          159            221

      Provision by majority-owned
     subsidiaries                         102            825
                                          ---            ---
      Total provision                   $ 261          1,046
                                          ===          =====

    The provisions for federal income taxes differ from the amounts computed by multiplying income before income taxes and minority interest by the statutory federal rates as follows (amounts in thousands):

                                                  SIX MONTHS ENDED JUNE 30,
                                                      1995          1994

      Tax computed at statutory rate              $  (2,771)       (206)
      State taxes, net of federal benefit               113         171
      Tax exempt income and dividend exclusion         (208)       (663)
      Puerto Rican income not subject to Puerto
       Rican or federal tax                             (19)       (197)
      Effect of purchase accounting adjustments         (82)        (91)
      Effect of losses not utilized in the provision  3,201       1,882
      Alternative minimum tax                            --          75
      Other                                              27          75
                                                        ---       -----
      Total                                         $   261       1,046
                                                        ===       =====


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

    Reported per share amounts for the six months ended June 30, 1995 and 1994 have been computed based on weighted average common equivalent shares of
 2,489,414 and 2,699,758, respectively. Fully diluted per share amounts for 1994 are not presented since the effect of full dilution would be to reduce the reported net loss per share. Net income applicable to common stock reflects the dividend requirements applicable to the Company's preferred stocks totaling $543,913 and $606,167 for the six months ended June 30, 1995, and 1994, respectively.

 7.  LITIGATION AND CONTINGENCIES

    On June 14, 1991, a jury in a District Court of Dallas County, Texas awarded $3.5 million in actual damages and $5 million in punitive damages to the plaintiffs of a lawsuit filed against the Company. This dispute related to the amount of additional purchase consideration due plaintiffs under an agreement made in 1983 whereby the Company purchased National Development Company, a real estate company based in Dallas. The Company appealed the verdict based, in part, on the exclusion by the court of evidence crucial to the Company's defense. The plaintiffs filed a cross-appeal, alleging that the trial court should have awarded an additional $5 million in exemplary damages, based upon the jury verdict. On August 9, 1995, the
Court of Appeals Fifth District of Texas at Dallas reversed the trial court's judgement, denied the plaintiffs' claim for an additional $5 million in exemplary damages and remanded the case back to the trial court for a new trial. No date for further proceedings in this case has yet been set.

 INSURANCE MATTERS

    During the previous three years, the Company's insurance subsidiary experienced significant declines in premium volume as the result of the discontinuation of certain general liability reinsurance programs and several unprofitable direct automotive insurance programs combined with the effect of price increases having been implemented in other markets which were producing unsatisfactory results. The combination of the above resulted in the written premium volume declining to approximately $47,944,000 in 1994 as compared to
  $57,063,000 in 1993 and $118,830,000 in 1992. The decline in premium volume stabilized during the early part of 1994 and began to increase during the last half of the year as new programs already established and other planned actions to increase volume started to become effective. Premiums written for the first and second quarters of 1995 totaled $20,480,000 and $28,776,000, respectively, as compared to $11,506,000 and $11,506,000 in the first and second quarters of 1994, respectively..

    The short-term impact of the drop in written volume was that the Company experienced a period of negative cash flow from underwriting activities resulting from relatively immediate declines in collected premiums while claim payouts, relating primarily to previously written policies, continue at disproportionately higher levels. The Company's negative cash flow from underwriting has begun to decline as premium volume has stabilized and started to increase. Negative cash flow from investment income and underwriting activities of the insurance segment for the first six months of 1995 was a negative $6,669,607 in the first quarter and $1,721,524 in the second quarter for a combined negative cash flow of $8,391,131; as compared to $17,598,002 for the first six months of 1994. The negative cash flow which the Company has experienced over the past three years has resulted in significant liquidations of the insurance subsidiary's investment portfolio. At June 30,
  1995,  the  insurance  subsidiary's  investments in equity and fixed maturity
  securities  (excluding  investments  in  other   segments  of  the  Company's
  businesses  and  those  covered  or  to  be  covered  by  reverse  repurchase agreements) totaled $18,485,247. The Company believes that required liquidations of the investment portfolio in order to meet operating cash flow requirements during 1995 will be greatly reduced. However, such reductions are dependent upon future premium volumes and claim payments, which, to a great extent, are beyond the control of the Company.

    Included in fixed maturity investments at June 30, 1995, are certain one and two-year U. S. Treasury securities yielding 5.4% to 6.3% with an original cost of $39,348,438 (approximates market) which were acquired under agreements to resell (or placed under agreements to resell subsequent to June 30, 1995) on various dates through August 7, 1995. Additionally, at June 30, 1995, the Company had borrowed $9,302,600 from brokerage firms against such securities (and subsequent to June 30, 1995, borrowed an additional $30,255,799 against securities acquired prior to June 30, 1995) all with interest rates ranging from 6.0% to 6.75% and maturing on various dates through August 7, 1995.

    The level of liquid assets, as defined by the National Association of Insurance Commissioners ("NAIC"), of the Company's insurance subsidiaries was $84,008,007 at June 30, 1995, as compared to $90,109,196 at December 31,
 1994. The decline is due to the liquidation of investments to cover negative cash flow requirements. Included in NAIC-defined liquid assets are the U. S.
  Treasury securities referred to above as well as certain securities with a reported value of $6,932,590 at June 30, 1995, which are not publicly traded as well as approximately $8,333,000 of securities and certificates of deposit which were on deposit pursuant to state laws and various reinsurance agreements. In addition, $38,850,576 ($33,954,320 at December 31, 1994) of investments in publicly traded equity securities of other companies, valued at their quoted market prices on June 30, 1995, do not meet the NAIC definition of liquid assets solely because of the level of ownership of such securities.

    In August 1992, the Company agreed with the Illinois Department of Insurance to decrease Coronet's ratio of liabilities to liquid assets, as defined by the NAIC, to 105% over a five year period. At June 30, 1995, Coronet's ratio was 173.3%, as compared to the agreed upon ratio of 178.25% at June 30, 1995 (130% at December 31, 1995). However, the consolidated ratio of
 Coronet and its wholly-owned insurance subsidiaries   is  163.4% at June 30,
  1995, giving the Company the ability to impact Coronet's separate ratio through various restructurings or asset transfers. The Company expects to achieve this objective without any material adverse consequences; however, such compliance is dependent upon a combination of future premium volumes, underwriting and investment results, various restructurings and asset transfers, potential regulatory examination adjustments, if any, and other factors beyond the Company's control.

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

   Total assets increased $23,033,448 during the six months of 1995, primarily accounted for by the Balfour acquisition on March 6, 1995 (see Note 2 of Notes to Consolidated Financial Statements), which is reflected in increases in property, plant and equipment, accounts receivable, inventories and costs in excess of assets acquired. Fixed maturity investments increased due to an increase of approximately $14,000,000 in the amount of securities acquired under agreements to resell, partially offset by the sale of securities to cover negative cash flow from underwriting (see Insurance below) The increase in premiums receivable and policy acquisition costs is related to the increase in the written premium volume at the Company's insurance subsidiary.

   Total debt declined $4,458,878 during the first six months of 1995, primarily due to the settlement of approximately $16,040,000 of transactions through which securities were acquired under agreements to resell and the repayment of $2,050,000 by the military boot manufacturing subsidiary. These declines were partially offset by $15,000,000 of borrowings in connection with the Balfour acquisition. The increase in unearned premiums is related to the increase  in  written  premium volume experienced in the first six months  of
  1995. The increase in accrued expenses is partially the result of approximately $30,256,000 due to brokers in connection with securities purchased at the end of June. Settlement of these amounts, which were not due until the first week of July, was made by entering into reverse repurchase agreements whereby substantially all of the amount owed was borrowed from such brokers against these securities. Approximately 70.2% of Sunstates' debt of $64,329,073 at June 30, 1995, carries a floating rate of interest which varies
  with  the  prime  lending  rate.   Accordingly,  any  increase or decrease in
   interest  rates  will  have  a  significant  impact  on  its  debt   service
 requirements.

   Stockholders' equity decreased $8,956,208 during the six months of 1995 primarily due to the net loss of $8,540,012 and treasury stock purchases totaling $866,641, both partially offset by increases in unrealized gains in the Company's investment portfolio totaling $450,555.

 INSURANCE

   During the previous three years, the Company's insurance subsidiary experienced significant declines in premium volume as the result of the discontinuation of certain general liability reinsurance programs and several unprofitable direct automotive insurance programs combined with the effect of price increases having been implemented in other markets which were producing unsatisfactory results. The combination of the above resulted in the written premium volume declining to approximately $47,944,000 in 1994 as compared to $57,063,000 in 1993 and $118,830,000 in 1992. The decline in premium volume stabilized during the early part of 1994 and began to increase during the last half of the year as new programs already established and other planned actions to increase volume started to become effective. Premiums written for the first and second quarters of 1995 totaled $20,480,000 and $28,776,000, respectively, as compared to $11,506,000 and $11,506,000 in the first and second quarters of 1994, respectively..

   The short-term impact of the drop in written volume was that the Company experienced a period of negative cash flow from underwriting activities resulting from relatively immediate declines in collected premiums while claim payouts, relating primarily to previously written policies, continue at disproportionately higher levels. The Company's negative cash flow from underwriting has begun to decline as premium volume has stabilized and started to increase. Negative cash flow from investment income and underwriting activities of the insurance segment for the first six months of 1995 was a negative $6,669,607 in the first quarter and $1,721,524 in the second quarter for a combined negative cash flow of $8,391,131; as compared to $17,598,002 for the first six months of 1994. The negative cash flow which the Company has experienced over the past three years has resulted in significant liquidations of the insurance subsidiary's investment portfolio. At June 30, 1995, the insurance subsidiary's investments in equity and fixed maturity securities (excluding investments in other segments of the Company's businesses and those covered or to be covered by reverse repurchase agreements) totaled $18,485,247. The Company believes that required liquidations of the investment portfolio in order to meet operating cash flow requirements during 1995 will be greatly reduced. However, such reductions are dependent upon future premium volumes and claim payments, which, to a great extent, are beyond the control of the Company.

    Included in fixed maturity investments at June 30, 1995, are certain one and two-year U. S. Treasury securities yielding 5.4% to 6.3% with an original cost of $39,348,438 (approximates market) which were acquired under agreements to resell (or placed under agreements to resell subsequent to June 30, 1995) on various dates through August 7, 1995. Additionally, at June 30, 1995, the Company had borrowed $9,302,600 from brokerage firms against such securities (and subsequent to June 30, 1995, borrowed an additional $30,255,799 against securities acquired prior to June 30, 1995) all with interest rates ranging from 6.0% to 6.75% and maturing on various dates through August 7, 1995.

   The level of liquid assets, as defined by the National Association of Insurance Commissioners ("NAIC"), of the Company's insurance subsidiaries was $84,008,007 at June 30, 1995, as compared to $90,109,196 at December 31,
 1994. The decline is due to the liquidation of investments to cover negative cash flow requirements. Included in NAIC-defined liquid assets are the U. S.
  Treasury securities referred to above as well as certain securities with a reported value of $6,932,590 at June 30, 1995, which are not publicly traded as well as approximately $8,333,000 of securities and certificates of deposit which were on deposit pursuant to state laws and various reinsurance agreements. In addition, $38,850,576 ($33,954,320 at December 31, 1994) of investments in publicly traded equity securities of other companies, valued at their quoted market prices on June 30, 1995, do not meet the NAIC definition of liquid assets solely because of the level of ownership of such securities.

   In August 1992, the Company agreed with the Illinois Department of Insurance to decrease Coronet's ratio of liabilities to liquid assets, as defined by the NAIC, to 105% over a five year period. At June 30, 1995, Coronet's ratio was 173.3%, as compared to the agreed upon ratio of 178.25% at June 30, 1995 (130%
  at December 31, 1995). However, the consolidated ratio of Coronet and its wholly-owned insurance subsidiaries is 163.4% at June 30, 1995, giving the
  Company the ability to impact Coronet's separate ratio through various restructurings or asset transfers. The Company expects to achieve this objective without any material adverse consequences; however, such compliance is dependent upon a combination of future premium volumes, underwriting and investment results, various restructurings and asset transfers, potential regulatory examination adjustments, if any, and other factors beyond the Company's control.

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

   Statutory net worth decreased to $58,764,877 at June 30, 1995, as compared to $59,483,697 at December 31, 1994, primarily due to continuing under-writing losses and unrealized losses in the investment portfolio partially
 offset by a contribution to capital.   The  annualized  ratio of premiums
 written during the quarter ended June 30, 1995, to statutory surplus as of June 30, 1995, was 1.7 to 1. A ratio of less than 3.0 to 1 is generally considered conservative.


 MANUFACTURING

   Hickory White has loans totaling $12,342,047 at June 30, 1995, with a major bank which are secured by substantially all of the assets of the furniture manufacturing division and which have been extended until January 3, 1996, to provide time necessary to find refinancing. Management has begun discussions with potential lenders but cannot state with certainty that such refinancing will be available or in an amount sufficient to totally retire the outstanding balance.

   The working capital of the furniture manufacturing operation was $11,938,488 at June 30, 1995. The current asset ratio at June 30, 1995, was 1.6 to 1.
 This ratio reflects the characterization of all of the bank financing of the furniture manufacturing operations as a current liability. Accordingly, at
  June  30, 1995, the division has no long-term  debt  (excluding  intercompany debt). Also, at June 30, 1995, Hickory White had no additional borrowing capacity under its Credit Agreement. The furniture manufacturing division is restricted in its ability to transfer funds to Sunstates under the terms of its Credit Agreement with Citicorp.

   Working capital of the Company's textile manufacturing operation (Alba) is adequate to support its operations and totaled $21,020,777 at June 30, 1995, yielding a current ratio of 3.5 to 1. In addition, Alba has a short-term line of credit of $5,000,000, of which $3,529,524 was available at June 30, 1995. The division had long-term debt of $13,437,500 and had total net assets of $28,043,043 at June 30, 1995, including minority interests.

   Sunstates' military footwear manufacturing division's working capital, including marketable securities held for investment, is more than adequate to support current operating levels and totaled $12,012,093 at June 30, 1995, yielding a current ratio of 5.4 to 1. The division had no long-term debt at June 30, 1995, and had total net assets of $12,112,612, including minority interests.

   Liquidity for Sunstates' textile machinery manufacturing operations has historically been provided through its sales terms. Normally, 50% of the sales price is paid at the time of the order, 40% at the time the production of the machine is completed, with the final 10% paid upon installation in the customer's facility. Working capital of the division totaled $1,598,389 at June 30, 1995, yielding a current ratio of 4.69 to 1. There was no debt at June 30, 1995, and total net assets were $12,220,121.


 REAL ESTATE

   The real estate segment's debt totaled $14,970,971 at June 30, 1995 with real estate assets of $44,817,416 yielding an asset leverage ratio of 33.4%.
  At June 30, 1995, mortgage notes include $4,839,149 of loans on real estate which will mature in 1995. Sunstates is continuing to search for satisfactory alternative financing for these properties. However, the availability of real estate financing has been severely curtailed as the result of problems in both the banking and real estate industries. Accordingly, Sunstates cannot state with certainty that it will be successful in obtaining such refinancing.

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

 CORPORATE

   Sunstates has annual dividend obligations currently totaling $1,041,986 on its $3.75 Cumulative Preferred Stocks. Sunstates is currently in arrears ten semi-annual dividend payments on its $3.75 Cumulative Preferred Stock aggregating $5,209,931 ($18.75/share).



                                  CASH FLOWS


 OPERATING ACTIVITIES

   The following table presents the net cash flows from operating activities by industry segment for the six month periods indicated:

                                          Cash Flows Provided By (Utilized In)
                                                    OPERATING ACTIVITIES
                                                  1995                 1994

   Insurance                                $  (8,391,131)        (17,598,002)
   Manufacturing                                1,301,226          (1,429,418)
   Real Estate                                 (1,303,430)          2,421,747
   Equity Investees                               (36,501)             14,000
   Corporate                                   (1,843,182)        ( 2,272,047)
                                               ----------          ----------
                                            $ (10,273,018)        (18,863,720)
                                               ==========          ==========

   The net cash utilized by insurance operations is primarily the result of declining premium volume resulting in increased negative cash flow from
 underwriting activities (see Insurance above).   The short-term  impact of the
  drop in written volume is that the company will experience a period of negative cash flow from underwriting activities resulting from relatively immediate declines in collected premiums while claim payouts, relating primarily to previously written policies, continue at disproportionately higher levels. The negative cash flow can be expected to continue throughout the payout period related to the lost business or until new programs and other planned actions to increase premium volume can become effective. The Company's negative cash flow from underwriting has begun to decline as premium volume has stabilized and started to increase. Negative cash flow from investment income and underwriting activities of the insurance segment for the first six months of 1995 was a negative $6,669,607 in the first quarter and
  $1,721,524 in the second quarter for a combined negative cash flow of $8,391,131; as compared to $17,598,002 for the first six months of 1994. The Company believes that required operating cash flow requirements during 1995 will be greatly reduced. However, such reductions are dependent upon future premium volumes and claim payments, which, to a great extent, are beyond the control of the Company.

   During the first six months of 1995, the furniture manufacturing business utilized $1,935,307 of cash in its operating activities, including $845,349 of interest expense and including $1,052,175 of cash utilized to increase net operating assets and liabilities (mostly inventories and accounts receivable). This compares to $4,015,838 and $2,194,403 of cash utilized during the full twelve month periods ended December 31, 1994 and 1993, respectively. During the first six months of 1994, the furniture manufacturing business utilized $2,281,807 of cash in its operating activities, including $681,018 of interest expense and including $593,117 of cash utilized to increase net operating assets and liabilities (mostly due to an increase in inventories). At June 30, 1995, Hickory White had no additional borrowing capacity under its Credit Agreement.

   Cash flow from the remaining operations within the manufacturing segment totaled $3,236,533 in the first six months of 1995 as compared to $852,389 for the first six months of 1994. The higher cash flow in 1995 is primarily attributable to collections of accounts receivable at the Company's military boot manufacturing subsidiary.

   The cash utilized in real estate increased in 1995 due primarily to an $800,000 principal reduction made in connection with the restructuring of a loan on one of the Company's shopping centers. The cash provided by real estate in 1994 was due primarily to the sale of an apartment complex.

   The higher cash utilized in the corporate segment in 1994 reflects cash used in the payment of estimated income taxes.


 INVESTING ACTIVITIES

   The following table presents the net cash flows from investing activities by industry segment for the six month periods indicated:

                                         Cash Flows Provided By (Utilized In)
                                                   INVESTING ACTIVITIES
                                                  1995                 1994

   Insurance                                 $ 12,003,381          26,880,591
   Manufacturing                              (13,434,691)            (16,965)
   Real Estate                                   (579,178)              1,926
   Equity Investees                               374,188             260,000
   Corporate                                      (37,765)         (1,131,667)
                                                ---------          ----------
                                              $(1,674,065)         25,993,885
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

   During 1994, the collection of a mortgage loan was included in the real estate segment's cash flow.

   Cash from equity investees represents proceeds from the sale of a small portion of the Company's investment in the common stock of Rocky Mountain
 Chocolate Factory.

   During the two periods ended June 30, 1995 and 1994, a subsidiary of the Company invested approximately $1,113,000 and $832,500, respectively, in various oriental artworks, antique jewelry and other collectibles.


 FINANCING ACTIVITIES

   The following table presents the net cash flows from financing activities by industry segment for the six month periods indicated:


                                          Cash Flows Provided By (Utilized In)
                                                    FINANCING ACTIVITIES
                                                  1995                 1994

   Insurance                                 $   (887,024)         (8,433,917)
   Manufacturing                               12,572,996            (804,847)
   Real Estate                                    (61,006)            (31,378)
   Corporate                                         (110)               (939)
                                               ----------           ---------
                                             $ 11,624,856          (9,271,081)
                                               ==========           =========

   The insurance segment's utilization of cash in 1994 reflects the repayment of a $6,000,000 short-term line of credit. During 1995, subsidiaries of the insurance company purchased 14,594 shares of Sunstates' Common Stock, 10,096 shares of Sunstates' $3.75 Cumulative Preferred Stock and 3,840 shares of Sunstates' Class B Stock for an aggregate cost of $866,641. With respect to the Class B Stock, 3,840 shares, which were acquired from brokers and other non-affiliated owners at a total cost of $503,140, had been owned by the Company's parents prior to their acquisition by the Company. During 1994, subsidiaries of the insurance company purchased 129,080 shares of Sunstates' Common Stock and 49,279 shares of Sunstates' $3.75 Cumulative Preferred Stock for an aggregate cost of $2,416,530.

   The significant source of cash in the manufacturing segment in 1995 relates to the $15,000,000 in financing obtained by the Company's textile apparel manufacturing subsidiary in connection with its acquisition of the Balfour Health Care operations.

                             RESULTS OF OPERATIONS


   The Company's net loss totaled $8,540,012 in the first six months of 1995 or $3.65 per share, compared to a loss of $2,188,775 or $1.04 per share in 1994.
  Losses at the Company's insurance, resort development and furniture manufacturing operations contributed to the higher loss in 1995. All per share amounts are after considering preferred stock dividend requirements for the applicable periods.

 INDUSTRY SEGMENTS

   Sunstates operates in three industry segments; insurance, manufacturing and real estate development. Information about the operations of the different industry segments for the six months ended June 30, 1995 and 1994 is as follows (amounts in thousands):

                                                    1995                1994
    Revenues:
      Insurance                                  $ 34,048              25,340
      Manufacturing                                65,101              64,737
      Real Estate                                   3,350              14,998
      Equity Investees                                847                 517
      Corporate & Eliminations                      2,218               1,817
                                                  -------             -------
                                                 $105,564             107,409
                                                  =======             =======

    Pre-tax Income (Loss):
      Insurance                                 $  (5,847)             (2,002)
      Manufacturing                                    86               1,823
      Real Estate                                  (1,701)              1,152
      Equity Investees                                810                 517
      Corporate                                    (1,499)             (1,710)
                                                    -----                 ---
                                                  $(8,151)              ( 220)
                                                    =====                 ===


 INSURANCE

   Following is a summary of the results of operations of the insurance segment for the six months ended June 30, 1995 and 1994 (amounts in thousands):

                                                    1995                1994

    Premiums written                             $ 49,256              23,012
    Premium growth (decline)                          114%              (32.3%)

    Premiums earned                                 31,605             22,539
    Losses and loss adjustment expenses             26,103             19,616
    Loss ratio                                        82.6%              87.0%

    Underwriting loss                               (6,728)             (4,081)
    Statutory combined ratio                         110.4%              117.5%

    Investment income recognized                    2.316               2,794
    Change in unrealized gains                        388                 186
    Combined annual investment yield                11.75%                6.7%

    Pre-tax loss                                   (5,847)             (2,002)


   (See "Liquidity and Capital Resources - Insurance" above for a discussion of premium volume.)

   During the first six months of 1995, the Company recorded an underwriting loss of $6,728,365, which included $2,100,696 of losses recognized on in-active programs and losses on continuing active programs of $4,627,669. The combined ratio for the 1995 accident year on the Company's continuing active programs was 113.2% as compared to 1994 when the Company recorded a current accident year combined ratio of 120.2% for the full year on continuing active programs. The combined ratio of 110.4% for the first six months of 1995 continues to be at an unacceptable level, but does compare favorably to the
 combined ratio for the first  six months of 1994 of 117.5%.   The  Company
 anticipates significant improvement in its combined ratio throughout 1995, as it continues to rebuild its premium base in continuing programs, continued revisions to its existing programs and the underwriting selection process, continued improvement in the loss ratio through processing efficiencies and through the implementation of additional expense controls.

   Investment income recognized was lower in 1995 as there were fewer sales of securities to meet cash flow requirements in the current year. Realized gains from the sale of equity securities totaled approximately $726,000 in the six months of 1995 as compared to $1,914,000 in the 1994 period.

   Interest expense totaled $1,111,629 in the six months of 1995 ($325,357 in 1994) reflecting the insurance subsidiary's $10,000,000 working capital loan obtained in December of 1994, as well as borrowings incurred in connection with certain investment transactions by which the Company acquired U. S. Treasury securities under agreements to resell - see "Liquidity and Capital Resources - Insurance" above.

 MANUFACTURING

   Net furniture sales decreased by $150,567 or 0.6% in the first six months of 1995 compared against the increase of $1,171,630 or 5.3% experienced in the first six months of 1994. The furniture cost of sales, as a percent of net sales, decreased approximately 3.6% in 1995 as compared to an increase of approximately 4.2% in the comparable 1994 period. The 1994 results reflect the impact of increased discounting and promotions necessary to move out slow moving or discontinued product lines as well as certain production inefficiencies experienced at the casegoods manufacturing plant. In aggregate, the 1995 gross profit  increased  by $820,860 or 26.4%  as compared to a decrease of $773,357 or 19.9% in the prior year. Selling and administrative expenses remained relatively stable between the two periods.

   Net textile apparel manufacturing sales for the first six months of 1995 increased $2,491,368 or 8.1% compared to the same period in 1994. This increase was primarily due to the acquisition of the Balfour Health Care operation which  added  $5,724,172  of net sales to the 1995 quarter.  Without this acquisition, sales for the six months of 1995 would have declined $3,232,804 or 11.5% as the result of weakness in the consumer products line as major customers experienced overstock positions in retail inventories and two Japanese distributors were terminated. Gross margins decreased to 22.8% of sales as compared to 24.9% in 1994. This decrease in margins is due to decreased sales in the Consumer and Alba Direct Divisions and an increase in
  manufacturing  cost  resulting  from  overhead   cost   not   being   reduced
  proportionate to the reduction in sales volume. Selling, general and administrative expenses increased from 19.5% for the first six months of 1994 to 20.2% for the same period in 1995, due primarily to the addition of $151,000 (0.4%) of goodwill related to the acquisition of Balfour. Operating income decreased by $738,615 or 48.2% as compared to the first six months of 1994. Increased interest expense in 1995 related to the $15,000,000 of long-term debt obtained to finance the Balfour acquisition also contributed to the lower earnings in 1995. During the second quarter, a writedown of $170,000 was recorded in connection with the Company's shutdown of one of its plants whose operations were consolidated with the newly acquired Balfour production facility in Rockwood, Tennessee. Sunstates' share of Alba' net income totaled $142,794 in 1995 as compared to $616,434 in 1994.

   Operating revenues from Sunstates' military footwear division decreased by $2,323,401 or 21.9% from their six month 1994 levels. This reflects almost a 35% decrease in the number of pairs of combat boots sold in the first six months of 1995 as compared to the first six months of last year. The current period reflects delivery of combat boots to the U. S. government under the sixteen month schedule whereas the prior period was on a twelve month schedule for the same total pairs. Also, the prior period included a significant sale of combat boots to a foreign customer. Cost of military boot sales and services as a percent of revenues increased from 77.7% to 86.3% between the two years due to increases in manufacturing costs such as health insurance and workers compensation insurance.

   Textile machinery's net sales increased $661,412 in the first six months of 1995 as compared to an increase of $496,655 experienced in the same six months of 1994. Gross margin percentages decreased 0.2% in 1995 as compared to 1994.

 REAL ESTATE

 RESORT DEVELOPMENT
   The Company's resort development in Spring Green, Wisconsin reported a loss of $1,737,052 during the first six months of 1995 as compared to $1,317,039 in 1994, both years representing primarily property taxes, operating expenses and overhead costs. However, the 1995 period reflected additional overhead for the real estate development operation not present in the first quarter of 1994. The project generates minimal revenues during its first quarter of the year in that the golf course's season has not yet begun and hotel occupancy is seasonally at its lowest level. Furthermore, the resort just enters its
  "season" during the latter part of the second quarter. There have been no significant real estate sales to date.

 COMMERCIAL AND RESORT LOTS
   During the second quarter or 1994, the Company sold an apartment project generating net sales of $10,643,988 and profit of $2,728,693. There was no other significant or unusual activity in these divisions of the Company's real estate segment during the first six months of either 1995 or 1994.

 EQUITY INVESTEES

   The following table sets forth for the six months ended June 30, 1995 and 1994, the Company's share of the earnings of entities in which it has an ownership level whereby it has the opportunity to exert significant influence, but not control, over those entities and thereby accounts for its investment utilizing the equity method of accounting (amounts in thousands):

      EQUITY INVESTEE                                 1995                1994

      Rocky Mountain Chocolate Factory:
      - Operations                                  $ 489                 233
      - General expenses                              (37)
      - Sale of stock and interest                    358                 284
                                                      ---                 ---
                                                    $ 810                 517
                                                      ===                 ===

 PART II. OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

   On June 14, 1991, a jury in a District Court of Dallas County, Texas awarded $3.5 million in actual damages and $5 million in punitive damages to the plaintiffs of a lawsuit filed against the Company. This dispute related to the amount of additional purchase consideration due plaintiffs under an agreement made in 1983 whereby the Company purchased National Development Company, a real estate company based in Dallas. The Company appealed the verdict based, in part, on the exclusion by the court of evidence crucial to the Company's defense. The plaintiffs filed a cross-appeal, alleging that the trial court should have awarded an additional $5 million in exemplary damages, based upon the jury verdict. On August 9, 1995, the Court of Appeals Fifth District of Texas at Dallas reversed the trial court's judgement, denied the plaintiffs' claim for an additional $5 million in exemplary damages and remanded the case back to the trial court for a new trial. No date for further proceedings in this case has yet been set.

 ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

   Dividends on the Company's $3.75 Cumulative Preferred Stock are payable semi-annually at the annual rate of $3.75 per share, when and as declared, and such dividends are cumulative. The $3.75 Cumulative Preferred Stock has no voting rights, except if two semi-annual dividend payments are unpaid and in arrears at the date of the Company's annual meeting, the holders of the $3.75 Cumulative Preferred Stock have the right to elect fifty percent of the members of the Company's board of directors. Sunstates is currently in arrears ten semi-annual dividend payments on its $3.75 Cumulative Preferred Stock aggregating $5,209,931 ($18.75/share).

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (A)  Exhibits:

   (11)  Statement re computation of per share earnings

                (a)  Primary
                (b)  Fully diluted

   (27) Financial data schedules (electronic filing only)

 (B)  Reports on Form 8-K:

      The Company filed a current report on Form 8-K disclosing the acquisition by its textile manufacturing subsidiary of the Balfour Health Products Division from Kayser-Roth Corporation on March 20, 1995. No financial statements or pro forma financial information was filed with such Form 8-K but was filed by amendment on Form 8-K/A on May 22, 1995.


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

                                   SUNSTATES CORPORATION



                                   \S\ GLENN J. KENNEDY
                                   Glenn J. Kennedy
                                   Vice President, Treasurer and
                                   Chief Financial Officer



   Date: August 11, 1995

                                 EXHIBIT INDEX
                             Sunstates Corporation
                          Form 10-Q Quarterly Report
                      For the Quarter Ended June 30, 1995






    EXHIBIT NO                  EXHIBIT


     11              Statement re computation of per share earnings

                              (a)  Primary
                              (b)  Fully diluted


     27             Financial data schedules (electronic filing only)