Form 10-Q
period 1995-09-30
SUNSTATES CORP /DE/
filed 1995-11-14
CIK 103575

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                             FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the Period ended          SEPTEMBER 30, 1995

                                      or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the transition period from                   to

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

       CLASS                             OUTSTANDING AT NOVEMBER 6, 1995

 Common Stock, $.33 1/3 Par Value                731,166 shares

 Class B Accumulating Convertible
  Stock, $.10 Par Value                           69,587 shares






                                  TABLE OF CONTENTS
                         Sunstates Corporation
                             Form 10-Q Quarterly Report
                      For the Quarter Ended September 30, 1995




  PART I                      FINANCIAL INFORMATION


  Item 1.  Financial Statements:

     Consolidated Balance Sheets - September 30, 1995 and December 31, 1994

     Consolidated Statements of Operations - For the Three Months
  Ended September 30, 1995 and 1994

     Consolidated Statements of Operations - For the Nine Months Ended September 30, 1995 and 1994

     Consolidated Statements of Stockholders' Equity - For the Nine Months Ended September 30, 1995 and 1994

     Consolidated Statements of Cash Flows - For the Nine Months Ended September 30, 1995 and 1994

     Notes to Consolidated Financial Statements

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



  PART II                     OTHER INFORMATION

  Item 1.  Legal Proceedings

  Item 3.  Defaults Upon Senior Securities

  Item 6.  Exhibits and Reports on Form 8-K

                                SUNSTATES CORPORATION

                             CONSOLIDATED BALANCE SHEETS




                                            September 30,       December    31,
 1995                                                                1994
                                               (Unaudited)

            ASSETS

 REAL ESTATE:
     Property, plant and equipment            $ 33,455,936        31,106,410
     Real estate held for
      development and sale                      28,277,907        28,978,498
     Mortgage loans                              4,147,211         5,308,939
     Land contracts receivable                   4,386,982         5,116,720
                                                70,268,036        70,510,567

 INVESTMENTS IN SECURITIES:
     Short-term investments                      5,038,751        14,042,345
     Fixed maturities                            5,798,977        39,314,135
     Equity securities                          16,316,509        20,790,717
     Investments in affiliates                   2,471,869         4,758,706
                                                29,626,106        78,905,903
 OPERATING ASSETS:
     Cash                                          353,676           234,875
     Restricted cash                             3,931,357         5,543,826
     Accounts receivable                        24,037,659        21,554,292
     Premiums receivable                        29,617,421         9,145,534
     Inventories                                44,580,898        42,908,931
     Policy acquisition costs                    2,747,834         1,097,995
     Prepaid expenses                            1,595,286         1,295,504
                                               106,864,131        81,780,957
 OTHER ASSETS:
     Receivable from affiliates                  4,662,801         3,234,752
     Other assets                                9,130,521         5,948,166
     Cost in excess of assets acquired          11,412,021         6,194,910
                                                25,205,343        15,377,828
                                             $ 231,963,616       246,575,255

                                SUNSTATES CORPORATION

                             CONSOLIDATED BALANCE SHEETS


                                            September 30,       December 31,
                                                   1995              1994
                                               (Unaudited)


         LIABILITIES AND STOCKHOLDERS' EQUITY

 DEBT:
     Notes payable                           $ 32,587,515        52,676,514
     Mortgage notes                            14,314,361        16,111,437
                                               46,901,876        68,787,951
 OTHER LIABILITIES:
     Insurance reserves                        60,462,295        62,681,402
     Unearned premiums                         45,797,230        18,493,925
     Accounts payable                           9,199,248         9,793,336
     Accrued expenses                          13,867,914        18,647,366
     Other liabilities                         16,439,275        14,037,545
                                              145,765,962       123,653,574

 TOTAL LIABILITIES                            192,667,838       192,441,525

 MINORITY INTERESTS IN SUBSIDIARIES            21,350,836        21,892,721

 STOCKHOLDERS' EQUITY:
     Preferred Stocks                           6,891,375         7,256,275
     Common Stock, 731,166 and 797,016
      shares outstanding, respectively            243,722           265,672
     Class B Accumulating Convertible Stock,
      69,587 and 73,581 shares issued and
      outstanding, respectively                     6,959             7,358
     Capital in excess of par value            36,745,631        37,605,196
     Accumulated deficit                      (31,352,963)      (16,920,900)
     Unrealized gains on marketable
      equity securities                         5,410,218         4,027,408
     TOTAL STOCKHOLDERS' EQUITY                17,944,942        32,241,009

                                            $ 231,963,616       246,575,255


 See Accompanying Notes.

                                SUNSTATES CORPORATION

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                For the Three Months Ended
                                                      SEPTEMBER 30,
                                                  1995              1994
 REVENUES:
     Insurance premiums earned               $ 22,951,545        11,600,673
     Manufacturing sales                       33,972,696        32,676,917
     Real estate sales                            955,997         1,485,432
     Investment income                          8,249,924         1,184,055
     Equity in earnings of affiliates             229,000           305,000
     Other income                               3,517,457         2,665,484
      Total revenues                           69,876,619        49,917,561

 COSTS AND EXPENSES:
     Insurance loss and loss
      adjustment expenses                      20,684,254         8,269,831
     Cost of manufacturing sales               29,464,924        25,419,721
     Cost of real estate sales                    848,547           699,388
     Selling and operating costs               17,874,520        13,047,546
     Corporate expenses                           513,905            694,917
     Furniture writedowns                       5,450,000                --
     Interest expense                           1,739,404         1,004,948
      Total costs and expenses                 76,575,554        49,136,351

 INCOME (LOSS) FROM BEFORE ITEMS SHOWN BELOW   (6,698,935)          781,210
     (Provision) benefit for income taxes         468,513          (632,845)
     Minority interest in (income) loss
      of subsidiaries                             338,371          (463,794)

 NET LOSS                                    $ (5,892,051)     $   (315,429)

 EARNINGS PER SHARE INFORMATION:
 Net Loss Applicable
  to Common Stock                            $ (6,159,789)        $(610,543)

 Net Loss per Common Share                         $(2.50)             (.25)

 See Accompanying Notes

                                SUNSTATES CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                For the Nine Months Ended
                                                      SEPTEMBER 30,
                                                  1995              1994

 REVENUES:
     Insurance premiums earned               $ 54,556,234        34,139,467
     Manufacturing sales                       98,739,585        96,723,748
     Real estate sales                          1,723,503        14,055,795
     Investment income                         11,576,819         4,660,800
     Equity in earnings of affiliates             718,000           538,000
     Other income                               8,126,601         7,209,039
      Total revenues                          175,440,742       157,326,849

 COSTS AND EXPENSES:
     Insurance loss and loss
      adjustment expenses                      46,787,224        27,885,727
     Cost of manufacturing sales               80,541,135        75,340,568
     Cost of real estate sales                  1,241,510         9,746,028
     Selling and operating costs               49,695,739        38,584,337
     Corporate expenses                         1,640,928         2,288,066
     Furniture writedowns                       5,450,000                --
     Interest expense                           4,933,828         2,920,531
      Total costs and expenses                190,290,364       156,765,257

 INCOME (LOSS) BEFORE ITEMS SHOWN BELOW       (14,849,622)          561,592
     (Provision) benefit for income taxes         207,871        (1,678,604)
     Minority interest in (income) loss
      of subsidiaries                             209,688        (1,387,192)

 NET LOSS                                    $(14,432,063)     $ (2,504,204)

 EARNINGS PER SHARE INFORMATION:
 Net Loss Applicable to Common Stock         $(15,235,276)     $ (3,389,545)

 Net Loss per Common Share                         $(6.14)            (1.29)

 See Accompanying Notes

                             SUNSTATES CORPORATION
                 Consolidated Statement of Stockholders' Equity
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)

                                 $3.75                            Class B       Capital                  Unrealized       Total
                              Cumulative   Class E             Accumulating       in                        Gains    Stock-holders'
                               Preferred  Preferred   Common    Convertible    Excess of   Accumulated   (Losses) on     EQUITY
                                 STOCK      STOCK      STOCK       STOCK       PAR VALUE     DEFICIT     SECURITIES
 BALANCES, JANUARY 1, 1994, AS
          PREVIOUSLY REPORTED  $9,008,675    57,300    344,524         8,233   34,956,541  (10,452,194)    5,139,556     39,062,635
 Cumulative effect on prior
 years of change in method of
 inventory valuation                                                            6,245,669     1,104,136                   7,349,805
 BALANCES, JANUARY 1, 1994, AS
 ADJUSTED                       9,008,675    57,300    344,524         8,233   41,202,210   (9,348,058)    5,139,556     46,412,440
 Net income                                                                                 (2,504,204)                 (2,504,204)
 Conversion of Class B Stock                               943          (13)        (930)
 Adjustment of shares issued
 pursuant to merger               (1,725)                                             786                                     (939)
 Purchase of treasury stock   (1,442,850)             (63,032)         (861)  (3,136,072)                               (4,642,815)
 Unrealized gains (losses) on
 securities                                                                                              (1,136,487)    (1,136,487)
 Excess of fair market value
 paid over seller's historical
 cost basis of automobile                                                       (109,404)                                 (109,404)
 BALANCES, SEPTEMBER 30, 1994  $7,564,100    57,300    282,435         7,359   37,956,590  (11,852,262)    4,003,069     38,018,591
 BALANCES, JANUARY 1, 1995     $7,198,975    57,300    265,672         7,358   37,605,196  (16,920,900)    4,027,408     32,241,009
 Net loss                                                                                  (14,432,063)                (14,432,063)
 Conversion of Class B Stock                             1,251          (15)      (1,236)
 Adjustment to shares issued                               (2)                      (108)                                     (110)
 pursuant to merger
 Purchase of treasury stock     (364,900)             (23,199)         (384)    (858,221)                               (1,246,704)
 Unrealized gains on
 securities                                                                                                1,382,810      1,382,810
 BALANCES, SEPTEMBER 30, 1995  $6,834,075    57,300    243,722         6,959   36,745,631  (31,352,963)    5,410,218     17,944,942

                                SUNSTATES CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                  1995              1994
 OPERATING ACTIVITIES:
   Net loss                                  $(14,432,063)       (2,504,204)
   Adjustments to reconcile net loss
    to net cash utilized in operating
    activities:
    Depreciation and amortization               4,597,587         4,020,064
    Adjustments to interest yields               (210,425)          (67,889)
    Gains from sale of property, plant
     and equipment                                126,184           (14,000)
    Realized gains on investments              (9,701,924)       (3,228,588)
    Reserves and writedowns                     7,973,933         1,662,283
    Loss on investment in real estate
     partnerships                                  37,595           162,057
    Equity in undistributed income               (770,512)         (606,775)
    Addition to (reduction in) minority
     interest                                    (209,688)        1,387,192
    Changes in assets and liabilities:
     Real estate held for development
      and sale                                    703,648         8,022,491
     Inventories                               (2,095,401)       (4,114,227)
     Mortgage loans on real estate
      and land contracts receivable             1,768,958          (744,593)
     Mortgage notes payable on real
      estate held                              (1,450,483)       (7,130,005)
     Insurance reserves and
      unearned premiums                        25,084,198       (17,879,360)
     Operating assets and other
      liabilities                             (23,747,761)       (4,340,374)
   Total adjustments                            2,105,909       (22,871,724)
   NET CASH UTILIZED IN OPERATING ACTIVITIES  (12,326,154)      (25,375,928)

 INVESTING ACTIVITIES:
   Investments in securities sold
    or matured                                 70,872,569        64,021,121
   Investments in affiliates sold               9,286,685           647,697
   Investments in securities purchased        (52,889,729)      (23,165,543)
   Investment in affiliates purchased            (462,377)         (622,162)
   Other investments                           (1,291,240)       (1,740,051)
   Loans to affiliates                            (68,901)         (300,000)
   Purchases of property plant
    and equipment                              (3,132,738)       (3,685,482)
   Acquisition of Balfour                     (15,312,436)           14,000
   Repayments of mortgage loans                   257,772         1,136,291
   NET CASH PROVIDED BY
    INVESTING ACTIVITIES                        7,259,605        36,305,871

 FINANCING ACTIVITIES:
   Issuance of notes payable                   15,106,491         9,511,664
   Repayments of notes and mortgage
    notes payable                             (10,241,470)      (16,793,272)
   Dividends of majority owned
    subsidiaries                                  (45,326)          (46,151)
   Purchase of Company stock                   (1,246,814)       (4,643,754)
   NET CASH PROVIDED BY (UTILIZED IN)
    FINANCING ACTIVITIES                        3,572,881       (11,971,513)

 DECREASE IN CASH                              (1,493,668)       (1,041,570)
 Cash, beginning of period                      5,778,701         9,579,236

 Cash, end of period                            4,285,033         8,537,666
 Less: restricted cash                         (3,931,357)       (8,297,050)
 Unrestricted cash                           $    353,676           240,616

 See Accompanying Notes

                            SUNSTATES CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

 1.  INTERIM FINANCIAL STATEMENTS

      The accompanying consolidated financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist solely of adjustments of a normal recurring nature. These statements should be read in conjunction with the financial statements, and notes thereto, included in the Form 10-K of Sunstates Corporation for the year ended December 31, 1994. The results of operations for the nine months ended September 30, 1995, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

       Accounts receivable                                $ 1,956,279
       Property, plant and equipment                        2,730,830
       Inventory                                            1,523,111
       Liabilities assumed                                   (316,928)
         Fair value of net assets acquired                  5,893,291
       Cash price paid                                     15,312,436
       Cost in excess of assets acquired (goodwill)      $  9,419,145

    The cost in excess of assets acquired ($9,419,145) will be amortized on a straight-line basis over 15 years. The results of Balfour are included in the accompanying financial statements since the date of acquisition.

    The following unaudited pro forma financial information presents the information as if the acquisition has occurred at the beginning of 1995 and 1994, after giving effect to certain adjustments, including amortization of goodwill and interest expense from debt issued to fund the acquisition and related income tax effects and minority interests. The total interest expense included in this pro forma is $934,600 and $647,800 in the nine months of 1995 and 1994, respectively. Goodwill is amortized at $156,986 per quarter. This pro forma is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.
                               Quarter Ended          Nine  Months Ended
                               September 30,              September 30,
                             1995        1994           1995       1994
  Total Revenues       $ 69,876,619   53,530,527   178,095,778  168,246,871
  Net Income             (5,892,051)   (242,632)   (14,402,208)  (2,342,659)
  Net Income Per Share       $(2.50)      (0.22)         (6.13)      (1.23)

 3.  INVENTORIES

      The principal classifications of inventories were:

                                       September 30,     December 31,
                                            1995             1994
   Furniture manufacturing -
    Materials and supplies             $  3,065,979        2,807,511
    Work in progress                      6,986,407        6,535,222
    Finished goods                       12,400,641       12,041,195
                                         22,453,027       21,383,928
   Textile apparel manufacturing -
    Materials and supplies                3,866,682        3,296,755
    Work in progress                      5,570,235        5,803,012
    Finished goods                        7,396,875        8,164,413
                                         16,833,792       17,264,180
   Bootwear manufacturing -
    Materials and supplies                1,253,666          882,022
    Work in progress                      1,587,792        1,501,282
    Finished goods                        1,073,886          542,876
                                          3,915,344        2,926,180

   Textile equipment manufacturing          856,783          883,086
   Resort development                       212,317          164,036
   Other                                    309,635          287,521
                                        $44,580,898       42,908,931

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

      Restatement of operating results due to the change decreased cost of manufacturing sales and the net loss by $593,600 ($.23 per primary and fully diluted share) in the nine months ended September 30, 1994. The cumulative effect of the change of $7,349,805 represents the reversal of the LIFO reserve as of January 1, 1994. Of this amount, $6,245,669 represented the LIFO reserve originally recorded in connection with the acquisition of the furniture assets from the Company's controlling shareholder in June of 1990. The original accounting for this acquisition resulted in a charge to paid in capital to reflect the excess of the purchase price paid over the seller's historical cost basis of the assets acquired. Accordingly, $6,245,669 has been reflected in the accompanying financial statements as a retroactive adjustment to paid in capital. The remaining balance of $1,104,136 has been reported as an adjustment to the accumulated deficit as of January 1, 1994. The aggregate effect of the change was to increase stockholders' equity by $7,943,405 as of September 30, 1994.



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

      Notes payable include $11,966,686 due to Citibank and secured by substantially all of the assets of the Company's furniture manufacturing operations. The loan has been extended through January 3, 1996, to allow the Company additional time to obtain refinancing. However, the Company cannot state with certainty that it will be able to find alternative financing at terms acceptable to the Company prior to the extended maturity date of the loan.

      At September 30, 1995, mortgage notes include $4,813,037 of loans on real estate which have or will mature in 1995. One of these loans in the amount of $1,382,749 is in the process of being foreclosed and will result in no loss to the Company. Sunstates is continuing to search for satisfactory alternative financing for the remaining properties. However, the availability of real estate financing has been severely curtailed as the result of problems in both the banking and real estate industries. Accordingly, Sunstates cannot state with certainty that it will be successful in obtaining such refinancing.

 5.  INCOME TAXES

      The provision for income taxes include the following (amounts in thousands):

                           NINE MONTHS ENDED SEPTEMBER 30,
                                       1995          1994

   Current
    - Federal                         $  --            113
    - State                             211            191
                                        211            304

   Provision (benefit) by
    majority-owned subsidiaries        (419)         1,375

   Total provision (benefit)          $(208)         1,679







   The provisions for federal income taxes differ from the amounts computed by multiplying income before income taxes and minority interest by the statutory federal rates as follows (amounts in thousands):

                                       NINE MONTHS ENDED SEPTEMBER 30,
                                               1995              1994

   Tax computed at statutory rate         $  (5,049)              (11)
   State taxes, net of federal benefit          110               246
   Tax exempt income and dividend exclusion    (148)           (1,033)
   Puerto Rican income not subject to Puerto
    Rican or federal tax                       (124)             (247)
   Effect of purchase accounting adjustments    842              (331)
   Effect of losses not utilized
    in the provision                          4,154             2,825
   Alternative minimum tax                       --               113
   Other                                          7               117

   Total                                     $ (208)            1,679



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

      Reported per share amounts for the nine months ended September 30, 1995 and 1994 have been computed based on weighted average common equivalent shares of 2,480,367 and 2,629,506, respectively. Fully diluted per share amounts for 1994 are not presented since the effect of full dilution would be to reduce the reported net loss per share. Net income applicable to common stock reflects the dividend requirements applicable to the Company's preferred stocks totaling $803,213 and $885,341 for the nine months ended September 30, 1995, and 1994, respectively.

 7.   LITIGATION AND CONTINGENCIES

      On June 14, 1991, a jury in a District Court of Dallas County, Texas awarded $3.5 million in actual damages and $5 million in punitive damages to the plaintiffs of a lawsuit filed against the Company. This dispute related to the amount of additional purchase consideration due plaintiffs under an agreement made in 1983 whereby the Company purchased National Development Company, a real estate company based in Dallas. The Company appealed the verdict based, in part, on the exclusion by the court of evidence crucial to the Company's defense. On August 9, 1995, the Court of Appeals Fifth District of Texas at Dallas reversed the trial court's judgement and remanded the case
 back to the trial court for a new trial.    Subsequently, the Court of Appeals
 denied the plaintiffs' motion for rehearing and the plaintiffs have filed an application for Writ of Error with the Supreme Court of Texas. The Company will file its response during November 1995. No date for a new trial has yet been set.

 INSURANCE MATTERS

      During the previous three years, the Company's insurance subsidiary experienced significant declines in premium volume as the result of the discontinuation of certain general liability reinsurance programs and several unprofitable direct automotive insurance programs combined with the effect of price increases having been implemented in other markets which were producing unsatisfactory results. The combination of the above resulted in the written premium volume declining to approximately $47,944,000 in 1994 as compared to $57,063,000 in 1993 and $118,830,000 in 1992. The decline in premium volume stabilized during the early part of 1994 and began to increase during the last half of the year as new programs already established and other planned actions to increase volume started to become effective. Premiums written for the first three quarters of 1995 totaled $20,480,000, $28,776,000 and 32,603,000, respectively, as compared to $11,506,000, $11,506,000 and $12,023,000 in respective quarters of 1994.

      The short-term impact of the drop in written volume was that the Company experienced a period of negative cash flow from underwriting activities resulting from relatively immediate declines in collected premiums while claim payouts, relating primarily to previously written policies, continue at
 disproportionately higher levels.   The Company's negative cash flow from
 underwriting has begun to decline as premium volume has stabilized and started to increase. Negative cash flow from investment income and underwriting activities of the insurance segment for the first nine months of 1995 was a negative $6,669,607, $1,721,524 and $2,044,021 in the first three quarters of 1995 for a combined negative cash flow of $10,435,152; as compared to $23,610,983 for the first nine months of 1994. The negative cash flow which the Company has experienced over the past three years has resulted in significant liquidations of the insurance subsidiary's investment portfolio. At September 30, 1995, the insurance subsidiary's investments in equity and fixed maturity securities (excluding investments in other segments of the Company's businesses) totaled $17,865,153. The Company believes that required liquidations of the investment portfolio in order to meet operating cash flow requirements during 1995 will be greatly reduced. However, such reductions are dependent upon future premium volumes and claim payments, which, to a great extent, are beyond the control of the Company.

      The level of liquid assets, as defined by the National Association of Insurance Commissioners ("NAIC"), of the Company's insurance subsidiaries was $59,431,739 at September 30, 1995, as compared to $90,109,196 at December 31, 1994. The decline is due to the liquidation of investments to cover negative cash flow requirements. Included in NAIC-defined liquid assets are certain securities with a reported value of $6,932,590 at September 30, 1995, which are not publicly traded as well as approximately $8,333,000 of securities and certificates of deposit which were on deposit pursuant to state laws and various reinsurance agreements. In addition, $31,246,647 ($33,954,320 at December 31, 1994) of investments in publicly traded equity securities of other companies, valued at their quoted market prices on September 30, 1995, do not meet the NAIC definition of liquid assets solely because of the level of ownership of such securities.

      In August 1992, the Company agreed with the Illinois Department of Insurance to decrease Coronet's ratio of liabilities to liquid assets, as defined by the NAIC, to 105% over a five year period. At June 30, 1995, Coronet's liquidity ratio was 173.3%, as compared to the agreed upon ratio of 178.25% at June 30, 1995 (130% at December 31, 1995). The Illinois Department of Insurance has issued a Corrective Order amending the terms of the original agreement whereby Coronet may make no new investments in affiliates (including other business segments of the Company) and the liquidity ratio calculation may no longer include the effect of any type of borrowing, reverse repurchase or lending of securities or any other similar type of leverage transaction.
 At September 30, 1995, under the terms of the Corrective Order, Coronet's ratio was 233.7%, as compared to the agreed upon ratio of 130% at December 31, 1995. Inasmuch as the consolidated ratio of Coronet and its wholly-owned insurance subsidiaries is 186.3% at September 30, 1995, the Company thereby has the ability to impact Coronet's separate ratio through various restructurings or asset transfers. However, compliance will be dependent upon numerous factors, including but not limited to; the combination of future premium volumes, underwriting and investment results, various restructurings and asset transfers, potential regulatory examination adjustments, if any, and other factors beyond the Company's control. Accordingly, the Company cannot state with certainty that it will be able to achieve the agreed upon ratio at December 31, 1995.

      On October 10, 1995, the Arizona Department of Insurance issued a Suspension Order prohibiting Coronet from writing any further business in the State. The Company immediately appealed the order and the Arizona courts issued a stay of the Order and the Company is allowed to continue its activities in Arizona unimpeded pending the outcome of an administrative hearing before the Arizona Department of Insurance. The Company is currently engaged in settlement discussions with the Arizona Department of Insurance and believes that it will be allowed to continue to write business in the State. Through September 30, 1995, Coronet's written premium in the State of Arizona totaled $15,679,000.

      The Illinois Department is currently conducting a financial examination of Coronet as of December 31, 1993, although the examination has not been completed, at this time no matters have been brought to the Company's attention which would have a material adverse impact on the Company.

 LIQUIDITY

      As the result of negative cash flow from insurance underwriting, operating losses in certain other segments of the Company's operations, and maturing debt obligations, all discussed in more detail below, the Company will be facing various demands upon its liquidity in 1995 and 1996. The Illinois Department of Insurance has issued a Corrective Order specifying that Coronet may make no new investments in or advances to affiliates (including other business segments of the Company). Accordingly, Coronet's non-insurance operations may be required to obtain necessary funds entirely from external financing or disposition of assets. Although the Company believes that it can meet such demands upon its liquidity through selective liquidations of securities in its investment portfolio, sales or refinancings of various real estate and other assets, coupled with the anticipated reversal of the insurance subsidiary's negative cash flow from underwriting, it cannot predict with certainty the outcomes of such matters.

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



                       LIQUIDITY AND CAPITAL RESOURCES


 GENERAL

      As the result of negative cash flow from insurance underwriting, operating losses in certain other segments of the Company's operations, and maturing debt obligations, all discussed in more detail below, the Company
 will be facing various demands upon its liquidity in 1995 and 1996.    The
 Illinois Department of Insurance has issued a Corrective Order specifying that Coronet may make no new investments in or advances to affiliates (including other business segments of the Company). Accordingly, Coronet's non-insurance operations may be required to obtain necessary funds entirely from external financing or disposition of assets. Although, the Company believes that it can meet such demands through selective liquidations of securities in its investment portfolio, sales or refinancing of various real estate and other assets, coupled with the anticipated reversal of the insurance subsidiary's negative cash flow from underwriting, it cannot predict with certainty the outcomes of such matters.

      Total assets decreased $14,611,639 during the nine months of 1995 as the result of several factors. Assets increased significantly due to the Balfour acquisition on March 6, 1995, (see Note 2 of Notes to Consolidated Financial Statements), which is reflected in increases in property, plant and equipment, accounts receivable, inventories and costs in excess of assets acquired. Investments in securities decreased due to the disposition of a significant investment in U. S. Government securities acquired under agreements to resell, and by the sale of securities to cover negative cash flow from underwriting (see Insurance below). The increase in premiums receivable and policy acquisition costs is related to the increase in the written premium volume at the Company's insurance subsidiary.

      Total debt declined $21,886,075 during the first nine months of 1995, primarily due to the settlement of approximately $25,343,000 of transactions through which securities were acquired under agreements to resell, the repayment of approximately $7,654,000 against the Company's $10,000,000 working capital loan from the proceeds received in connection with the sale of a portion of the Company's investment in Rocky Mountain Chocolate Factory, Inc. and the repayment of $2,050,000 by the military boot manufacturing subsidiary. These declines were partially offset by $15,000,000 of borrowings in connection with the Balfour acquisition. The increase in unearned premiums is related to the increase in written premium volume experienced in the first nine months of 1995. The decrease in accrued expenses is partially the result of approximately $8,170,000 due to brokers in connection with securities purchased at the end of December 1994. Approximately 79.6% of Sunstates' debt of $46,901,876 at September 30, 1995, carries a floating rate of interest which varies with the prime lending rate. Accordingly, any increase or decrease in interest rates will have a significant impact on its debt service requirements.

      Stockholders' equity decreased $14,296,067 during the nine months of 1995 primarily due to the net loss of $14,432,063 and treasury stock purchases totaling $1,246,704, both partially offset by increases in unrealized gains in the Company's investment portfolio totaling $1,382,810.

 INSURANCE

      During the previous three years, the Company's insurance subsidiary experienced significant declines in premium volume as the result of the discontinuation of certain general liability reinsurance programs and several unprofitable direct automotive insurance programs combined with the effect of price increases having been implemented in other markets which were producing unsatisfactory results. The combination of the above resulted in the written premium volume declining to approximately $47,944,000 in 1994 as compared to $57,063,000 in 1993 and $118,830,000 in 1992. The decline in premium volume stabilized during the early part of 1994 and began to increase during the last half of the year as new programs already established and other planned actions to increase volume started to become effective. Premiums written for the first three quarters of 1995 totaled $20,480,000, $28,776,000 and 32,603,000, respectively, as compared to $11,506,000, $11,506,000 and $12,023,000 in respective quarters of 1994.

      The short-term impact of the drop in written volume was that the Company experienced a period of negative cash flow from underwriting activities resulting from relatively immediate declines in collected premiums while claim payouts, relating primarily to previously written policies, continue at
 disproportionately higher levels.   The Company's negative cash flow from
 underwriting has begun to decline as premium volume has stabilized and started to increase. Negative cash flow from investment income and underwriting activities of the insurance segment for the first nine months of 1995 was a negative $6,669,607, $1,721,524 and $2,044,021 in the first three quarters of 1995 for a combined negative cash flow of $10,435,152; as compared to $23,610,983 for the first nine months of 1994. The negative cash flow which the Company has experienced over the past three years has resulted in significant liquidations of the insurance subsidiary's investment portfolio. At September 30, 1995, the insurance subsidiary's investments in equity and fixed maturity securities (excluding investments in other segments of the Company's businesses) totaled $17,865,153. The Company believes that required liquidations of the investment portfolio in order to meet operating cash flow requirements during 1995 will be greatly reduced. However, such reductions are dependent upon future premium volumes and claim payments, which, to a great extent, are beyond the control of the Company.

      The level of liquid assets, as defined by the National Association of Insurance Commissioners ("NAIC"), of the Company's insurance subsidiaries was $59,431,739 at September 30, 1995, as compared to $90,109,196 at December 31, 1994. The decline is due to the liquidation of investments to cover negative cash flow requirements. Included in NAIC-defined liquid assets are certain securities with a reported value of $6,932,590 at September 30, 1995, which are not publicly traded as well as approximately $8,333,000 of securities and certificates of deposit which were on deposit pursuant to state laws and various reinsurance agreements. In addition, $31,246,647 ($33,954,320 at December 31, 1994) of investments in publicly traded equity securities of other companies, valued at their quoted market prices on September 30, 1995, do not meet the NAIC definition of liquid assets solely because of the level of ownership of such securities.

      In August 1992, the Company agreed with the Illinois Department of Insurance to decrease Coronet's ratio of liabilities to liquid assets, as defined by the NAIC, to 105% over a five year period. At June 30, 1995, Coronet's liquidity ratio was 173.3%, as compared to the agreed upon ratio of 178.25% at June 30, 1995 (130% at December 31, 1995). The Illinois Department of Insurance has issued a Corrective Order amending the terms of the original agreement whereby Coronet may make no new investments in affiliates (including other business segments of the Company) and the liquidity ratio calculation may no longer include the effect of any type of borrowing, reverse repurchase or lending of securities or any other similar type of leverage transaction.
 At September 30, 1995, under the terms of the Corrective Order, Coronet's ratio was 233.7%, as compared to the agreed upon ratio of 130% at December 31, 1995. Inasmuch as the consolidated ratio of Coronet and its wholly-owned insurance subsidiaries is 186.3% at September 30, 1995, the Company thereby has the ability to impact Coronet's separate ratio through various restructurings or asset transfers. However, compliance will be dependent upon numerous factors, including but not limited to; the combination of future premium volumes, underwriting and investment results, various restructurings and asset transfers, potential regulatory examination adjustments, if any, and other factors beyond the Company's control. Accordingly, the Company cannot state with certainty that it will be able to achieve the agreed upon ratio at December 31, 1995.

      On October 10, 1995, the Arizona Department of Insurance issued a Suspension Order prohibiting Coronet from writing any further business in the State. The Company immediately appealed the order and the Arizona courts issued a stay of the Order and the Company is allowed to continue its activities in Arizona unimpeded pending the outcome of an administrative hearing before the Arizona Department of Insurance. The Company is currently engaged in settlement discussions with the Arizona Department of Insurance and believes that it will be allowed to continue to write business in the State. Through September 30, 1995, Coronet's written premium in the State of Arizona totaled $15,679,000.

      The Illinois Department is currently conducting a financial examination of Coronet as of December 31, 1993, although the examination has not been completed, at this time no matters have been brought to the Company's attention which would have a material adverse impact on the Company.

      Statutory net worth decreased to $54,000,583 at September 30, 1995, as compared to $59,483,697 at December 31, 1994, primarily due to continuing underwriting losses and unrealized losses in the investment portfolio, partially offset by a contribution to capital. The annualized ratio of premiums written during the nine months ended September 30, 1995, to statutory surplus as of September 30, 1995, was 2.02 to 1. A ratio of less than 3.0 to 1 is generally considered conservative.


 MANUFACTURING

      Hickory White has loans totaling $11,966,686 at September 30, 1995, with a major bank which are secured by substantially all of the assets of the furniture manufacturing division and which have been extended until January 3, 1996, to provide time necessary to find refinancing. Management has begun discussions with potential lenders but cannot state with certainty that such refinancing will be available or in an amount sufficient to totally retire the outstanding balance.

      The working capital of the furniture manufacturing operation was $9,756,880 at September 30, 1995. The current asset ratio at September 30, 1995, was 1.5 to 1. This ratio reflects the characterization of all of the bank financing of the furniture manufacturing operations as a current liability. Accordingly, at September 30, 1995, the division has no long-term debt (excluding intercompany debt). Also, at September 30, 1995, Hickory White had no additional borrowing capacity under its Credit Agreement. The furniture manufacturing division is restricted in its ability to transfer funds to Sunstates under the terms of its Credit Agreement with Citicorp.

      Working capital of the Company's textile manufacturing operation (Alba) is adequate to support its operations and totaled $19,423,104 at September 30, 1995, yielding a current ratio of 3.05 to 1. In addition, Alba has a short-term line of credit of $5,000,000, of which $2,494,744 was available at September 30, 1995. The division had long-term debt of $12,850,000 and had total net assets of $27,396,610 at September 30, 1995, including minority interests.

      Sunstates' military footwear manufacturing division's working capital, including marketable securities held for investment, is more than adequate to support current operating levels and totaled $12,455,324 at September 30, 1995, yielding a current ratio of 5 to 1. The division had no long-term debt at September 30, 1995, and had total net assets of $12,547,077, including minority interests.

      Liquidity for Sunstates' textile machinery manufacturing operations has historically been provided through its sales terms. Normally, 50% of the sales price is paid at the time of the order, 40% at the time the production of the machine is completed, with the final 10% paid upon installation in the customer's facility. Working capital of the division totaled $1,065,500 at September 30, 1995, yielding a current ratio of 1.97 to 1. There was no debt at September 30, 1995, and total net assets were $12,799,771.


 REAL ESTATE

      The real estate segment's debt totaled $14,464,371 at September 30, 1995 with real estate assets of $43,554,358 yielding an asset leverage ratio of 33.2%. At September 30, 1995, mortgage notes include $4,813,037 of loans on real estate which have or will mature in 1995. One of these loans in the amount of $1,382,749 is in the process of being foreclosed and will result in no loss to the Company. Sunstates is continuing to search for satisfactory alternative financing for the remaining properties. However, the availability of real estate financing has been severely curtailed as the result of problems in both the banking and real estate industries. Accordingly, Sunstates cannot state with certainty that it will be successful in obtaining such refinancing.


 EQUITY INVESTEES

      Equity investees do not normally represent a significant source of cash flow to Sunstates. The stock of Rocky Mountain is publicly traded and could provide potential liquidity to Sunstates in the future. This equity investment is held by Sunstates' insurance subsidiary (is pledged against a working capital loan with an outstanding balance of $2,346,260 at September 30, 1995) and is therefore subject to restrictions regarding the transfer of funds to Sunstates. (See Results of Operations - Equity Investees for information concerning the sale of 500,000 shares of Rocky Mountain common stock in the third quarter of 1995.)


 CORPORATE

      Sunstates has annual dividend obligations currently totaling $1,025,111 on its $3.75 Cumulative Preferred Stocks. Sunstates is currently in arrears ten semi-annual dividend payments on its $3.75 Cumulative Preferred Stock aggregating $5,209,931 ($18.75/share).





                                 CASH FLOWS


 OPERATING ACTIVITIES

      The following table presents the net cash flows from operating activities by industry segment for the nine month periods indicated:

                                        Cash Flows Provided By (Utilized In)
                                             OPERATING ACTIVITIES
                                                1995                 1994

  Insurance                              $  (10,435,152)        (23,610,983)
  Manufacturing                               2,216,660             108,857
  Real Estate                                (1,459,326)          1,319,466
  Equity Investees                              (54,751)             14,000
  Corporate                                  (2,593,585)        ( 3,207,268)
                                          $ (12,326,154)        (25,375,928)

      The net cash utilized by insurance operations is primarily the result of declining premium volume in 1993 and 1994 resulting in increased negative cash
 flow from underwriting activities (see Insurance above).   The short-term
 impact of the drop in written volume is that the company will experience a period of negative cash flow from underwriting activities resulting from relatively immediate declines in collected premiums while claim payouts, relating primarily to previously written policies, continue at
 disproportionately higher levels.   The negative cash flow can be expected to
 continue throughout the payout period related to the lost business or until new programs and other planned actions to increase premium volume can become effective. The Company's negative cash flow from underwriting has begun to decline as premium volume has stabilized and started to increase. Negative cash flow from investment income and underwriting activities of the insurance segment for the first nine months of 1995 was a negative $6,669,607, $1,721,524 and $2,044,021 in the first three quarters of 1995 for a combined negative cash flow of $10,435,152; as compared to $23,610,983 for the first nine months of 1994. The Company believes that required operating cash flow requirements during 1995 will be greatly reduced. However, such reductions are dependent upon future premium volumes and claim payments, which, to a great extent, are beyond the control of the Company.

      During the first nine months of 1995, the furniture manufacturing business utilized $2,589,442 of cash in its operating activities, including $1,802,420 of interest expense and including $511,997 of cash utilized to increase net operating assets and liabilities (mostly inventories and accounts receivable). This compares to $4,015,838 and $2,194,403 of cash utilized during the full twelve month periods ended December 31, 1994 and 1993, respectively. During the first nine months of 1994, the furniture manufacturing business utilized $2,726,355 of cash in its operating activities, including $1,866,619 of interest expense and including $996,742 of cash utilized to increase net operating assets and liabilities (mostly due to an increase in inventories). At September 30, 1995, Hickory White had no additional borrowing capacity under its Credit Agreement.

      Cash flow from the remaining operations within the manufacturing segment totaled $4,806,102 in the first nine months of 1995 as compared to $2,835,212 for the first nine months of 1994. The higher cash flow in 1995 is primarily attributable to collections of accounts receivable at the Company's military boot manufacturing subsidiary.

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


 INVESTING ACTIVITIES

      The following table presents the net cash flows from investing activities by industry segment for the nine month periods indicated:

                                       Cash Flows Provided By (Utilized In)
                                            INVESTING ACTIVITIES
                                                1995                 1994

  Insurance                                $ 13,299,048          39,455,444
  Manufacturing                             (14,666,507)           (896,481)
  Real Estate                                  (606,899)           (346,856)
  Equity Investees                            9,286,685             260,000
  Corporate                                     (52,722)         (2,166,236)
                                            $ 7,259,605          36,305,871


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

      Cash from equity investees represents proceeds from the sale of a portion of the Company's investment in the common stock of Rocky Mountain Chocolate Factory. (See "Results of Operations - Equity Investees" below.)


 FINANCING ACTIVITIES

      The following table presents the net cash flows from financing activities by industry segment for the nine month periods indicated:

                                        Cash Flows Provided By (Utilized In)
                                           FINANCING ACTIVITIES
                                                1995                 1994

  Insurance                              $   (8,930,858)        (10,669,242)
  Manufacturing                              12,618,770          (1,230,762)
  Real Estate                                  (114,921)            (70,570)
  Corporate                                        (110)               (939)
                                            $ 3,572,881         (11,971,513)


      In the third quarter of 1995, proceeds totaling $7,735,000 from the sale of 500,000 shares of common stock of Rocky Mountain were used to reduce the principal outstanding under a $10,000,000 working capital loan. (See "Results of Operations - Equity Investees" below.) The insurance segment's utilization of cash in 1994 reflects the repayment of a $6,000,000 short-term line of credit. During 1995, subsidiaries of the insurance company purchased 69,594 shares of Sunstates' Common Stock, 14,596 shares of Sunstates' $3.75 Cumulative Preferred Stock and 3,840 shares of Sunstates' Class B Stock for an aggregate cost of $1,246,704. During 1994, subsidiaries of the insurance company purchased 189,097 shares of Sunstates' Common Stock, 8,613 shares of Class B Stock and 57,714 shares of Sunstates' $3.75 Cumulative Preferred Stock for an aggregate cost of $4,642,815. With respect to the Class B Stock, 3,840 shares and 7,843 shares in 1995 and 1994, respectively, which were acquired from non-affiliated owners at a total cost of $503,140 and $1,424,451, respectively, had been owned by the Company's parent prior to their acquisition by the Company.

      The significant source of cash in the manufacturing segment in 1995 relates to the $15,000,000 in financing obtained by the Company's textile apparel manufacturing subsidiary in connection with its acquisition of the Balfour Health Care operations.

                            RESULTS OF OPERATIONS


      The Company's net loss totaled $14,432,063 in the first nine months of 1995 or $6.14 per share, compared to a loss of $2,504,204 or $1.29 per share in 1994. Losses at the Company's insurance, resort development and furniture manufacturing operations contributed to the higher loss in 1995. Additionally, the Company recorded writedowns totaling $5,450,000 or $2.20 per share related to the Company's furniture operations (see "Manufacturing" below). Partially offsetting these losses was a gain of $6,697,000 or $2.70 per share resulting from the sale of a portion of the Company's investment in Rocky Mountain Chocolate Factory (see "Equity Investees" below). All net income per share amounts are after considering preferred stock dividend requirements for the applicable periods.

 INDUSTRY SEGMENTS

      Sunstates operates in three industry segments; insurance, manufacturing and real estate development. Information about the operations of the different industry segments for the nine months ended September 30, 1995 and 1994 is as follows (amounts in thousands):

                                                  1995          1994
   Revenues:
       Insurance                               $ 58,502        37,901
       Manufacturing                             99,222        97,645
       Real Estate                                6,713        18,265
       Equity Investees                           7,789           846
       Corporate & Eliminations                   3,215         2,670
                                               $175,441       157,327

   Pre-tax Income (Loss):
       Insurance                             $  (10,598)       (1,745)
       Manufacturing                             (7,334)        3,817
       Real Estate                               (2,402)          321
       Equity Investees                           7,734           846
       Corporate                                 (2,250)       (2,677)
                                               $(14,850)          562



 INSURANCE

   Following is a summary of the results of operations of the insurance segment for the nine months ended September 30, 1995 and 1994 (amounts in thousands):

                                                  1995          1994

   Premiums written                            $ 81,860        35,035
   Premium growth (decline)                         134%       (24.8%)

   Premiums earned                                54,556       34,139
   Losses and loss adjustment expenses            46,787       27,886
   Loss ratio                                      85.8%         81.7%

   Underwriting loss                            (12,635)       (4,520)
   Statutory combined ratio                       113.1%        113.3%

   Investment income recognized                   3.756         3,807
   Change in unrealized gains                      (393)       (1,127)
   Combined annual investment yield                9.51%         4.4%

   Pre-tax loss                                 (10,598)       (1,745)


      (See "Liquidity and Capital Resources - Insurance" above for a discussion of premium volume.)

      During the first nine months of 1995, the Company recorded an underwriting loss of $12,635,000, which included $3,522,000 of losses recognized on inactive programs and losses on continuing active programs of $9,113,000. The combined ratio for the 1995 accident year on the Company's continuing active programs was 116.6% as compared to 1994 when the Company recorded a current accident year combined ratio of 120.0% for the full year on continuing active programs. The combined ratio of 113.1% for the first nine months of 1995 continues to be at an unacceptable level.

      Investment income recognized was lower in 1995 as there were fewer sales of securities to meet cash flow requirements in the current year. Realized gains from the sale of equity securities totaled approximately $2,054,000 in the nine months of 1995 as compared to $2,577,000 in the 1994 period.

      Interest expense totaled $1,746,892 in the nine months of 1995 ($605,084 in 1994) reflecting the insurance subsidiary's $10,000,000 working capital loan obtained in December of 1994, as well as borrowings incurred in connection with certain investment transactions by which the Company acquired
 U. S. Treasury securities under agreements to resell - see "Liquidity and Capital Resources - Insurance" above.

 MANUFACTURING

      Net furniture sales decreased by $276,023 or 0.3% in the first nine months of 1995 compared against the increase of $1,549,443 or 4.7% experienced in the first nine months of 1994. The furniture cost of sales, as a percent of net sales, decreased approximately 0.5% in 1995 as compared to an increase of approximately 5% in the comparable 1994 period. The 1995 results reflect the impact of increased discounting and promotions necessary to move out slow moving or discontinued product lines. In aggregate, the 1995 gross profit increased by $156,834 or 3.3% as compared to a increase of $820,860 or 26.4% in the prior year. Selling and administrative expenses increased 2% between the two periods.

      During the third quarter the Company recognized a one-time charge of $5,450,000 ($2.20 per share), primarily to writeoff unamortized goodwill which had been recorded in connection with a pre-1970 acquisition of certain furniture operations. Additionally, the charge provided for writing down various assets at its non-residential furniture operations (which are currently being offered for sale) to more closely reflect their current values as well as the cost of certain administrative and operational restructurings. The Company is taking these steps in response to softness in high-end furniture retail markets, which have not recovered to their pre-recession levels of 1990.

      Net textile apparel manufacturing sales for the first nine months of 1995 increased $4,560,375 or 10.7% compared to the same period in 1994. This increase was primarily due to the acquisition of the Balfour Health Care operation which added $9,738,578 of net sales to the 1995 period. Without this acquisition, sales for the nine months of 1995 would have declined $5,178,203 or 12.1% as the result of weakness in the consumer products line as major customers experienced overstock positions in retail inventories, the termination of two Japanese distributors in its direct marketing operation and softness in its Byford division as the result of softness in the sweater market. Gross margins decreased to 19.7% of sales as compared to 25.9% in 1994. This decrease in margins is due to decreased sales in the Consumer and Alba Direct Divisions and an increase in manufacturing cost resulting from overhead cost not being reduced proportionate to the reduction in sales volume. In addition, during the third quarter a writedown of $1,200,000 was recorded to reflect close-outs and irregular inventory. Although the Company writes down close-outs and irregular inventory on a regular basis, the fact that consumer products sales volume has been soft for the last year and product prices are being depressed by other manufacturers closing out excess inventories necessitated these additional writedowns. Selling, general and administrative expenses increased from 19.2% for the first nine months of 1994 to 19.7% for the same period in 1995, due primarily to the addition of $305,000 (0.6%) of goodwill related to the acquisition of Balfour. Operating income decreased by $2,812,920 or 99% as compared to the first nine months of 1994. Increased interest expense in 1995 related to the $15,000,000 of long-term debt obtained to finance the Balfour acquisition also contributed to the lower earnings in 1995. Sunstates' share of Alba' net loss totaled $162,869 in 1995 as compared to income of $1,103,733 in 1994.

      Operating revenues from Sunstates' military footwear division decreased by $2,889,571 or 18.4% from their nine month 1994 levels. This reflects almost a 22% decrease in the number of pairs of combat boots sold in the first nine months of 1995 as compared to the first nine months of last year. The current period reflects delivery of combat boots to the U. S. government under the sixteen month schedule whereas the prior period was on a twelve month schedule for the same total pairs. Also, the prior period included a significant sale of machinery and combat boot manufacturing materials to a foreign customer, and significant sales to two domestic customers. Cost of military boot sales and services as a percent of revenues increased from 80.1% to 87.4% between the two years due to increases in manufacturing costs such as health insurance and workers compensation insurance.

      Textile machinery's net sales increased $543,925 in the first nine months of 1995 as compared to an increase of $644,864 experienced in the same nine months of 1994. Gross margin percentages increased 9.8% in 1995 as compared to 1994.

 REAL ESTATE

 RESORT DEVELOPMENT
      The Company's resort development in Spring Green, Wisconsin reported a loss of $1,772,594 during the first nine months of 1995 as compared to $1,584,159 in 1994, both years representing primarily property taxes, operating expenses and overhead costs. However, the 1995 period reflected additional overhead for the real estate development operation not present in the first quarter of 1994 and higher interest cost relating to amounts borrowed from its parent in connection with ongoing operating losses. There have been no significant real estate sales to date.

 COMMERCIAL AND RESORT LOTS
      During the second quarter or 1994, the Company sold an apartment project generating net sales of $10,643,988 and profit of $2,728,693. There was no other significant or unusual activity in these divisions of the Company's real estate segment during the first nine months of either 1995 or 1994.

 EQUITY INVESTEES

      The following table sets forth for the nine months ended September 30, 1995 and 1994, the Company's share of the earnings Rocky Mountain Chocolate Factory, Inc., in which it has an ownership level whereby it has the opportunity to exert significant influence, but not control and thereby accounts for its investment utilizing the equity method of accounting (amounts in thousands):

                                                1995              1994

    - Operations                              $ 718               538
    - General expenses                          (55)
    - Sale of stock and interest              7,071               308
                                            $ 7,734               846

      On September 20, 1995, the Company sold 500,000 shares of Rocky Mountain Chocolate Factory, Inc. common stock in a public offering for net proceeds of $7,735,000, resulting in a pre-tax gain of $6,697,000 or $2.70 per share. The
 proceeds from the sale were used to retire corporate debt.   The Company also
 received payment in full under a note receivable from the president of Rocky Mountain Chocolate Factory totaling $1,177,507, including accrued interest.
 In connection with the public offering, Sunstates had granted the underwriter a 30-day option to purchase up to an additional 84,375 shares of common stock for the purpose of covering over-allotments, if any. On October 18, 1995, the underwriter exercised its option and purchased an additional 62,500 shares resulting in additional proceeds of $966,875, which were also used to retire
 corporate debt.   Sunstates' insurance subsidiary still owns 858,757 shares of the common stock of Rocky Mountain Chocolate Factory representing approximately 29% of the outstanding shares.

 PART II. OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

      On June 14, 1991, a jury in a District Court of Dallas County, Texas awarded $3.5 million in actual damages and $5 million in punitive damages to the plaintiffs of a lawsuit filed against the Company. This dispute related to the amount of additional purchase consideration due plaintiffs under an agreement made in 1983 whereby the Company purchased National Development Company, a real estate company based in Dallas. The Company appealed the verdict based, in part, on the exclusion by the court of evidence crucial to
 the Company's defense.   On August 9, 1995, the Court of Appeals Fifth
 District of Texas at Dallas reversed the trial court's judgement and remanded the case back to the trial court for a new trial. Subsequently, the Court of Appeals denied the plaintiffs' motion for rehearing and the plaintiffs have filed an application for Writ of Error with the Supreme Court of Texas. The Company will file its response during November 1995. No date for a new trial has yet been set.

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

 (B)  Reports on Form 8-K:

            No reports on Form 8-K were filed during the quarter.

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

                                   SUNSTATES CORPORATION



                                   \S\ GLENN J. KENNEDY
                                   Glenn J. Kennedy
                                   Vice President, Treasurer and
                                   Chief Financial Officer



      Date: November 14, 1995

                                 EXHIBIT INDEX
                            Sunstates Corporation
                         Form 10-Q Quarterly Report
                  For the Quarter Ended September 30, 1995






  EXHIBIT NO                EXHIBIT


  11  Statement re computation of per share earnings


                            (a)  Primary
                            (b)  Fully diluted


  27  Financial data schedules (electronic filing  only)

                                   EXHIBIT (11)
                               SUNSTATES CORPORATION
                             STATEMENT RE COMPUTATIONS
                               OF PER SHARE EARNINGS
                                    (a) Primary
                                    (UNAUDITED)

                                         For the Nine Months Ended
                                          SEPTEMBER 30,
                                                     1995          1994

 Shares used in calculations:
   Weighted average common shares outstanding      779,436       931,301
   Weighted average Class B Shares at 24.375 to 1
      and 21.125 to 1 conversion rate in 1995 and
      1994, respectively                         1,700,931     1,698,205
   Shares issuable upon conversion of warrants
      and options                                    *             *

   Adjusted weighted average shares outstanding  2,480,367     2,629,506

 Net income (loss)                          $ (14,432,063)   (2,504,204)
 Preferred Stock dividends                       (803,213)     (885,341)
 Adjusted net income (loss)                 $ (15,235,276)   (3,389,545)

 Primary net income (loss) per share and common share
   equivalent (adjusted net income divided by adjusted
   weighted average common and equivalent shares
   outstanding)                                   $ (6.14)       (1.29)


 *Anti-dilutive in 1994. All warrants and options outstanding expired prior to January 1, 1995.

                                   EXHIBIT (11)
                               SUNSTATES CORPORATION
                             STATEMENT RE COMPUTATIONS
                               OF PER SHARE EARNINGS
                                 (b) Fully diluted
                                    (UNAUDITED)

                                                            For the Nine
                                                            Months Ended
                                                           September 30,
                                                                  1994

 Shares used in calculations:
   Weighted average common shares outstanding                    931,301
   Weighted average Class B Shares at 24.375 to 1 conversion rate**
 1,698,205
   Shares issuable upon conversion of warrants and options
 *
   Adjusted weighted average shares outstanding                2,629,506

 Net income (loss)                                          $(2,504,204)
 Preferred Stock dividends                                     (885,341)
 Adjusted net income (loss)                                 $(3,389,545)

 Primary net income (loss) per share and common share equivalent
   (adjusted net income divided by adjusted weighted average
   common and equivalent shares outstanding)                     $(1.29)


 *Anti-dilutive

 ** 21.125 to 1 in 1994 due to anti-dilutive effect in that year.

 Note - Beginning January 1, 1995, the Company no longer has any outstanding options or warrants and the Class B Stock has reached its maximum conversion ratio of 24.375 to 1. Accordingly, the Company no longer has a capital structure which could result any additional dilution of the Common and Class B shareholders.